Form 10-Q
period 2011-09-30
Massive Dynamics, Inc.
filed 2011-11-09
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]     No [X]

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2011, there were 5,000,000 shares of common stock, $0.001 par value per share, outstanding.

MASSIVE DYNAMISC, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets

	September 30,		March 31,
	2011		2011
	(unaudited)		(audited)
ASSETS

Current Assets
Cash	$ -		$ -

Total Current Assets	$ -		$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan Payable Officer	$ 11,678		$ 2,785

Total Current Liabilities	11,678	-	2,785

Stockholders' Equity (Deficit)
Common Stock, authorized 75,000,000 shares, par
value $0.001, 5,000,000 issued and outstanding on
September 30, 2011 & March 31, 2011 respectively	5,000		5,000

Additional Paid-In Capital	-		-
Deficit Accumulated During the Development Stage	(16,678)		(7,785)

Total Stockholders' Equity (Deficit)	(11,678)		(2,785)

Total Liabilities and Stockholders' Equity (Deficit)	$ -		$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (unaudited)

				From Inception
	3-mo period		6-mo period	on March 15, 2011
	ending Sept 30, 2011		ending Sept 30, 2011	through Sept 30, 2011

Revenue	$-	$		$-

Expenses
General and Administrative	0		0	285
Professional Fees	3,767		6,393	6,393
Professional Fees - Related Party	0		2,500	10,000

Total Expenses	$3,767		$8,893	$16,678

Provision for Income Taxes	-		-	-

Net Income (Loss)	$(3,767)		$(8,893)	$(16,678)

Basic and Diluted
(Loss) per Share	$(0.00)		$(0.00)

Weighted Average
Number of Shares	5,000,000		5,000,000

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows for period ending September 30, 2011 (unaudited)

	6-mo Period	From Inception
	Ended	on March 15, 2011
	September 30, 2011	through Sept. 30, 2011

Operating Activities

Net (Loss)	$ (8,893)	$ (16,678)
Expenses Paid by a Related Party	8,893	11,678
Shares Issued for Services	-	5,000

Net Cash (Used) by Operating Activities	-	-

Financing Activities	$ -	$ -

Cash, End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:

Common Stock Issued for Services		$5,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31.  The Company was a development stage company that had not engaged in any business operations.  On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  The Company is currently in the development stage as defined in the Accounting Standards Codification 915, Development Stage Entities.  All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company was organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize the Company’s status as a reporting company under the Exchange Act.  During the period ended September 30, 2011, the Company entered the business of providing services to communication tower operators, but did not generate any revenue from those activities.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2011.

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

Revenue and Cost Recognition

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period March 15, 2011 (date of inception) to September 30, 2011, and has an accumulated deficit of $16,678 as of September 30, 2011.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. However, if necessary, the Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $3,669, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $16,678.  The total valuation allowance is a comparable $2,840.  Details are as follows:

Period from Inception March 15, 2011

through September 30, 2011

  2011

Deferred Tax Asset

  3,669

Valuation Allowance

 (3,669)

Current Taxes Payable

      0.00

Income Tax Expense

$    0.00

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year

Amount

Expiration

2011

$  16,678

2031

Total NOL

$  16,678

The Company has filed no income tax returns since inception.

4 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15 through September 30, 2011, the Company entered into Promissory Notes with the sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf in the amount of $11,678.  The notes have no stated interest and are due on demand or on December 31, 2012.

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

6 – CONTINGENCIES & COMMITMENTS

The Company is still obligated to pay its attorney, Frank Hariton, an additional $10,000 pursuant to the following terms:  $10,000 on any sale of control in the Company.

7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no such events have occurred.

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

PLAN OF OPERATION

Our plan is to become a publicly traded company operating as a company providing services to the wireless communications industry.  Our operations can be at a number of levels.  However, we have filed a Registration Statement on Form S-1 for selling security holders, and plan to obtain a trading symbol and then seek to raise additional capital in private offerings.  We do not have a specific timetable for these events, but expect them to be accomplished during calendar 2011 and 2012.

Liquidity and Capital Resources

As of September 30, 2011 we have no cash on hand and total current liabilities have increased from $2,785 at March 31, 2011 to $11,678 at September 30, 2011.  We are currently dependent upon cash advances from our sole officer and director Mr. Calabria, whom has no legal obligation to continue to make these cash advances. For the three and six month periods ending September 30, 2011, we incurred expenses of $,3767 and $8,893, respectively, and from inception to September 30, 2011, we have incurred total expenses of $16,678.  However, commencing in October 2011 we are realizing revenue from our contract with Horizon.  We recognized $5,000 in revenues in October 2011 and we anticipate continuing additional revenues from this source.  Accordingly, we foresee ourselves becoming less dependent on shareholder loans.

Subsequent Events

During October we earned our first $5,000 in revenue from the Horizon services contract.  Additional revenues are reasonably anticipated in November and December 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2011.

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

MASSIVE DYNAMICS, INC.
(Name of Registrant)

Date: November 9, 2011	By:	/s/ Don Calabria
Name: Don Calabria
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer