Form 10-Q
period 2011-12-31
Massive Dynamics, Inc.
filed 2012-02-14
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54387

MASSIVE DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0836120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

527 Baypointe Drive, Newport Beach, CA 92660

(Address of principal executive offices, zip code)

(310) 200-5199

(Registrant’s telephone number, including area code)

320 Otero, Newport Beach, CA 92660

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2012, there were 5,000,000 shares of common stock, $0.001 par value per share, outstanding.

MASSIVE DYNAMICS, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED December 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets (unaudited)

	December 31,	March 31,
	2011	2011

ASSETS

Current Assets
Cash	$ 25	$ -

Total Current Assets	$ 25	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan Payable Officer	$ 12,201	$ 2,785

Total Current Liabilities	12,201	2,785

Stockholders' Equity (Deficit)
Common Stock, authorized 75,000,000 shares, par
value $0.001, 5,000,000 issued and outstanding on
December 31, 2011 & March 31, 2011 respectively	5,000	5,000

Additional Paid-In Capital	-	-
Deficit Accumulated During the Development Stage	(17,167)	(7,785)

Total Stockholders' Equity (Deficit)	(12,176)	(2,785)

Total Liabilities and Stockholders' Equity (Deficit)	$ 25	$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (unaudited)

			From Inception
	3-mo period	9-mo period	on March 15, 2011
	ending Dec 30, 2011	ending Dec 31, 2011	through Dec 31, 2011

Revenue	$5,000	$5,000	$5,000

Expenses
General and Administrative	461	461	746
Professional Fees	3,287	9,680	9,680
Professional Fees - Related Party	1,750	4,250	11,750

Total Expenses	$5,498	$14,391	$22,176

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(498)	$(9,391)	$(17,176)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.00)

Weighted Average
Number of Shares	5,000,000	5,000,000

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows for period ending December 31, 2011 (unaudited)

	9-mo Period	From Inception
	Ended	on March 15, 2011
	Dec 31, 2011	through Dec 31, 2011

Operating Activities

Net (Loss)	$ (9,391)	$ (17,176)
Expenses Paid by a Related Party	9,416	12,201
Shares Issued for Services	-	5,000

Net Cash (Used) by Operating Activities	25	25

Financing Activities	$ -	$ -

Cash, End of Period	$ 25	$ 25

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:

Common Stock Issued for Services		$5,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

December 31, 2011

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31.   The Company is currently in the development stage as defined in the Accounting Standards Codification 915, Development Stage Entities. On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  During the period ending December 31, 2011, the Company generated its first revenues from the business activity of providing services to communication tower operators.

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

Interim results are not necessarily indicative of results for a full year. The information included in this 10Q Filing should be read in conjunction with information included in the S-1 Filing.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011.

Revenue and Cost Recognition

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

December 31, 2011

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Service Agreement, (iii) all deliverables within any pay points of Service Agreement are completed in their entirety and (iv) collectability is reasonably assured.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period March 15, 2011 (date of inception) to December 31, 2011, and has an accumulated deficit of $17,176 as of December 31, 2011.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so, as it has only generated $5,000 cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. However, if necessary, the Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $3,778, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $17,176.  The total valuation allowance is a comparable $3,778.  Details are as follows:

Period from Inception March 15, 2011 through June 30, 2011	2011
Deferred Tax Asset	3,778
Valuation Allowance	(3,778)
Current Taxes Payable	0.00
Income Tax Expense	$ 0.00

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

December 31, 2011

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$ 17,176	2031
Total NOL	$ 17,176

The Company has filed no income tax returns since inception.

4 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15 through December 31, 2011, the Company entered into Promissory Notes with the sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf in the amount of $12,201. The notes have no stated interest and are due on demand or on December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Massive Dynamics, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2011 audited financial statements and related notes included in the Company’s amended registration statement on Form S-1 as filed with the Securities and Exchange Commission on December 14, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Going Concern

We were formed in Nevada on March 15, 2011.  To date the Company has limited operations and revenues and, consequently, has incurred losses from operations.  Our independent public accounting firm has issued an opinion for us which includes a statement raising substantial doubt as to our ability to continue as a going concern.

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

Description of Business

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31.   The Company is currently in the development stage as defined in the Accounting Standards Codification 915, Development Stage Entities. On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  During the period ending December 31, 2011, the Company generated its first revenues from the business activity of providing services to communication tower operators.

Basis of presentation

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

Interim results are not necessarily indicative of results for a full year. The information included in this 10Q Filing should be read in conjunction with information included in the S-1 Filing.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 or March 31, 2011; no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2011.

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

Net income (loss) per common share

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011.

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

PLAN OF OPERATION

Our plan is to become a publicly traded company operating as a company providing services to the wireless communications industry.  Our operations can be at a number of levels.  We have had a Registration Statement on Form S-1 for selling security holders declared effective and are in the process of obtaining a trading symbol.  We will then seek to raise additional capital in private offerings.  We do not have a specific timetable for these events, but expect them to be accomplished during calendar 2012.

Since Massive Dynamics was formed on March 15, 2011, it has only earned revenue of $5,000 and has incurred a net loss since its inception of $17,176 through December 31, 2011.  For the nine months ended December 31, 2011, our total operating expenses were $14,391 compared to $ 7,785 for the period ended March 31, 2011.

Our cash in the bank at December 31, 2011 was $25 while our cash in the bank at March 31, 2011 was $0.  Net cash used in operating activities during the nine months ended December 31, 2011 was $25, compared to net cash used in operating activities during the period ended March 31, 2011 of $0.

Liquidity and Capital Resources

As of December 31, 2011 we have $25 cash on hand and total current liabilities have increased from $2,785 at March 31, 2011 to $12,201  We are currently dependent upon cash advances from our sole executive officer and director Mr. Calabria, whom has no legal obligation to continue to make these cash advances.  For the period ending December 31, 2011, we incurred additional expenses of $5,498 and from inception to December 31, 2011 we have incurred total expenses of $22,176.  We also anticipate additional revenues from our operating business during the current quarter.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2011.

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

MASSIVE DYNAMICS, INC.
(Name of Registrant)

Date: February 14, 2012	By:	/s/ Don Calabria
Name: Don Calabria
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer