Form 10-K
period 2012-03-31
Massive Dynamics, Inc.
filed 2012-06-28
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 000-54387

Massive Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	4812	45-0836120
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

527 Baypointe Drive, Newport Beach, CA 92660

 (Address of principal executive offices)

(310) 200-5199

(Issuer’s telephone number)

      N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $ 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                 Accelerated filer [  ]

Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2012:  $3,000.00.

The number of shares of the registrant’s common stock outstanding as of June 28, 2012:  5,000,000.

FORWARD-LOOKING STATEMENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this prospectus which is a part of our registration statement involve risks and uncertainties, including statements as to:

*

our future operating results;

*

our business prospects;

*

any contractual arrangements and relationships with third parties;

*

Technological innovations in our industry;

*

the dependence of our future success on the general economy;

*

any possible financings; and

*

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe, "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this prospectus. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this prospectus, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required pursuant to applicable regulations to update this prospectus during the period of our continuous offering.

PART I

References to “us”, “we” and “our” in this report refer to Massive Dynamics, Inc.

ITEM 1.BUSINESS.

History

Massive Dynamics, Inc. (the “Company”, “we”, “us”, “our”) was formed as a Nevada corporation on March 15, 2011.  Initially we planned to be a “shell corporation” seeking a business combination and, in furtherance of that plan, we filed a Form 10-12G with the Securities and Exchange Commission on May 2, 2011. That Form 10-12G was amended and we are now a 12G reporting company subject to the rules of the Securities Exchange Act of 1934, as amended.  On July 11, 2011, we entered into a Services Agreement (the “SA”) with Horizon Tower, LLC, a Delaware limited liability company that operates communications towers.  As more fully set forth herein, the SA marks our ceasing to be a “shell corporation” and our entering into the business of providing engineering, compliance and other services to communications tower operators as well as operating our own towers.

The Company has no further plans to be acquired or to merge with any other company, nor does the Company or any of its shareholders have any plans to enter into a change of control or similar transaction.

At March 31, 2012, we had no working capital and a stockholders' deficit of $(20,580). Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements for the periods from inception on March 15, 2011 through March 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Our executive offices are located at 527 Baypointe Drive, Newport Beach, CA 92660, and our telephone number is (310) 200-5199.

Our Business

Ours primary business will be developing tower properties for wireless and broadcast companies on multi-tenant communications towers.  We plan to develop approximately 175 multi-user tower properties within five years.  We plan to generate revenues by selling our tower properties and providing construction management services to a diverse range of network carriers and tower operators. Our major targeted customers include network operators Sprint, Verizon, T-Mobile, AT&T and Metro PCS and tower operators American Tower, Crown Castle, SBA, Horizon Tower and Mobilitie.  We presently have a services contract with Horizon Tower.

The number of antennae that towers can accommodate varies depending on the tower's location, height, and the loaded capacity at certain wind speeds.  An antenna's height on a tower and the tower's location determine the line-of-sight of the antenna with the horizon and, consequently, the distance a signal can be transmitted.  Management believes that many well engineered and well located towers built to serve the specifications of an initial anchor tenant in the wireless communications sector will attract three or more wireless tenants over time, thereby increasing revenue and enhancing margins.

Our future underlying leases, like most of those in the industry, generally vary depending upon the region and the industry user.  Television and radio broadcasters prefer long-term leases, while wireless communications providers favor leases in the range of five to ten years in duration.  In both cases, the leases often have multiple renewal terms at the option of the tenant.

Tenants tend to renew their leases because of the complications and costs associated with moving antennae.  For example, in the case of cellular, personal communications services and other wireless users, moving one antenna might necessitate moving or adjusting several others because of the interlocking grid-like nature of wireless systems.  Moreover, a move by a television or radio broadcaster would necessitate FCC approval and could entail major dislocations and the uncertainty associated with building antennae in new coverage areas.  In addition, the increasing difficulty of obtaining local zoning approvals, the increasing environmental concerns of communities, and the restrictions imposed by the Federal Aviation Administration and FCC tend to reduce the number of choices available to a tower user.

Annual rental payments vary considerably depending upon:  size of the transmission line and the number and weight of the antennae on the tower; geographic location of the tower; existing capacity of the tower; the placement of the customer's antenna on the tower; frequency spectrum; the location and height of the tower on which antenna space is rented; the amount of ground space required by the tenant and the competitive environment.

Planned Growth Strategy

Our strategic plan centers on becoming a successful tower developer by focusing on the future development needs of the network carriers.  Management’s industry expertise and extensive management relationships should be a key to our procuring attractive development opportunities and subsequently marketing those towers to major wireless carriers as well as all other service providers.

To implement our strategy, we intend to rely on the knowledge and track record of our CEO within our targeted market segments.  Mr. Calabria has been performing and managing services that our business is offering since 1995. To this extent, we aim to developing towers with the capacity for immediate and significant collocation.  This methodology should allow us to develop tower properties, which will provide us with a substantial and qualitative asset base. Through such development activities, we intend to realize the industry’s favorable economics and high cash flow margins.

We our key competitive advantages to include: (i) our capacity to maintain strict financial discipline while developing towers; (ii) our ability to quickly and effectively analyze acquisitions for future lease-up potential; (iii)

strong and diversified relationships throughout the wireless industry; and (iv) the substantial experience of its CEO in the tower development process.

We plan to develop site inventory based on carrier demand for towers in certain geographic locations and the potential for additional tenants.  Our development and investment criteria for towers includes asset quality, collocation capacity, geographic desirability and development cycle time.  When possible, we plan to develop sites on a cluster basis to provide future tenants a complete solution for that geographical area.  This approach should maximize the value of each site we owns.

The focus of our tower program is to develop multi-tenant towers and to lease antennae space on its towers to a variety of wireless service providers under long-term lease contracts.  Monthly lease pricing will vary with the number and type of antennae installed on a communication site.  Broadband customers such as PCS, cellular or ESMR will pay substantially more monthly rent than other narrowband customers.  This space leasing business, hence the expression “vertical real estate,” is characterized by diversified recurring revenue streams and effective operating leverage due to: (i) the long-term nature of lease contracts; (ii) low customer churn rates; (iii) low on-going capital expenditure requirements for maintenance; (iv) a customer base diversified across geographic markets and industry segments; and (v) a limited number of available tower sites serving a given area.

We also intend to form key affiliate relationships with regional companies and well-recognized independent consultants, which provide an indirect, national business development channel.  In turn, we plan to provide these affiliates with expanded capabilities thus creating symbiotic relationships affording us critical knowledge pertaining to local/regional market conditions and opportunities. This might provide us a competitive advantage by allowing us to identify opportunities early and to cross-sell services to complement those of an affiliate in mutually beneficial situations.

All of our plans related to tower servicing are dependent on receiving significant revenues from operations and are subject to all of the risks of a new enterprise.  We cannot assure success in these endeavors.

Expanding Existing Customer Relationships

Our CEO has past relationships with a significant client base including Verizon, Sprint, MetroPCS and T-Mobile. These customers have awarded our CEO with work in the past and he believes they will do so in the future.  We intend to increase our tower utilization rates by expanding these relationships, but we cannot assure you we will be successful in these efforts.

Management Relationships

Our CEO has been cultivating working relationships with key executives and decision makers within major national and regional companies in the telecommunications industry over the past decade.  We intend to continue soliciting new tower opportunities from such companies, but we cannot assure you we will be successful in these efforts.

Affiliations with Other Companies

We continue to create referral affiliations with companies that have existing relationships with targeted carriers.  The affiliation agreements should allow us to leverage the contacts and customers of other companies and gain market intelligence thereby expanding our presence in certain geographic areas.  The affiliate companies, in turn, can leverage our tower development offerings as a complement to their own service offerings.  We plan to utilize a rigorous qualification and selection process for our affiliate relationships.  Our plan is that the companies selected to become affiliates must have an outstanding reputation in the industry and must expand our local presence.  We cannot assure you that we will be able to establish beneficial affiliations.

SERVICES TO THE TOWER INDUSTRY AND THE HORIZON SERIVCES AGREEMENT

In order to commence operations immediately, we are initially focusing on providing special services related to locating, permitting, equipping and operating communication towers.  This allows us to utilize our CEO’s experience to conduct operations prior to having the capital to construct our own towers.  On July 11, 2011, we entered into a Services Agreement (the “Horizon Services Agreement”) with Horizon Tower, LLC (“Horizon Tower”).  The Horizon Services Agreement provides that we will perform the following services:  Site Identification: Identify possible Tower Sites and provide Horizon Tower with a written report in an agreed format regarding the location and characteristics of each Tower Site, including an analysis of all competitors within a three (3) mile radius (a “Tower Site Report”).  Horizon Tower may accept or reject each Tower Site in its sole discretion.  We will prepare a Tower Site Report exclusively for Horizon Tower for each and every Tower Site that we are is considering for development.  We may not present such Tower Site Reports to any other person or entity unless and until Horizon Tower has rejected such Tower Site in writing.

Due Diligence: Conduct customary due diligence for each Tower Site approved by Horizon Tower, including, but not limited to obtaining lien searches, a title commitment, tax information and zoning status and feasibility and conducting an ALTA land survey and a Phase I environmental study as well as all SHPO/NEPA requirements.  We are required to provide Horizon Tower with a written report in an agreed format regarding the due diligence for each Tower Site approved by Horizon Tower.

Site Acquisition:  Negotiate business terms of a long-term ground lease between Horizon Tower and the Tower Site owner using Horizon Tower’s approved form of ground lease and otherwise on terms and conditions approved by Horizon Tower and obtain any necessary easements or other access rights.

Zoning: Obtain all necessary zoning variances and permits.

Construction Permit:  Obtain a construction permit for the tower.

Anchor Tenant:  Negotiate business terms of a tower space license between a potential tower space licensee (who will be the first and primary licensee at a Tower Site) (the “Anchor Tenant”) and Horizon Tower, using Horizon Tower’s approved form of tower space license and otherwise on terms and conditions approved by Horizon Tower.

The Horizon Services Agreement provides that we will be compensated for our efforts as follows:

$5,000 for each Tower Site accepted by Horizon Tower after receipt of a Tower Site Report;

$7,500 upon completion of Due Diligence;

$15,000 upon execution of a ground lease for a Tower Site;

$15,000 upon obtaining all necessary zoning variances and permits and a construction permit by final order;

$35,000 upon the later of (i) Horizon Tower entering into a tower space license with the Anchor Tenant with a minimum term of five (5) years and otherwise on term and conditions approved by Horizon Tower and (ii) completion of the four (4) other milestones payments described above;

$5,000 upon the completion of Construction Management Services for construction of the Tower Site.

In exchange for the Marketing Services, Horizon shall pay Service Provider [us] a single payment an amount equal to four (4) times the Annual TCF for each tower space license, other than Excluded Licenses, that commences within twelve (12) months after the Commencement Date.  The payment amount shall be equal to three (3) times the Annual TCF for each tower space license, other than Excluded Licenses, that commences between thirteen (13) and twenty-four (24) months after the Commencement Date, two (2) times the Annual TCF for each tower space license, other than Excluded Licenses, that commences between twenty-five (25) and thirty-six (36) months after the Commencement Date and one (1) times the Annual TCF for each tower space license, other than Excluded Licenses, that commences between thirty-seven (37) and forty-eight (48) months after the Commencement Date.

The Horizon Services Agreement is for a one-year term, is renewable and may be cancelled by either party on 30 days notice.

We may seek to enter into services agreements with other tower companies to the extent they are permitted under the Horizon Services Agreement.

We have identified 11 potential sites and submitted our first three tower packages to Horizon Tower in October 2011.  We believe that for the next few months we will identify five to ten potential sites per month and present them to Horizon Tower for further analysis.

Mr. Calabria has committed to devote as much time as required to execute our plan and fulfill our obligations under the agreement. The development work itself will be outsourced to consultants and independent contractors which specialize in wireless site development services as is common practice within the industry.  Once Horizon accepts a tower package and authorizes us to proceed, the company, at Mr. Calabria’s direction will issue purchase orders to various sub-contractors to complete the defined scopes of work. We believe that there a sufficient number of qualified sub-contractors available at reasonable prices to meet our needs.

Competition

Competition for antennae site customers consists of other national independent tower companies, wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless service providers and manage new tower construction and traditional local independent tower operators.  We believe that tower location, capacity and quality of service historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.  There are several dominant public companies that operate in this space, namely American Tower Corporation, Crown Castle International Corporation and SBA Communications.  We believe that the recent introduction of 4G and other factors will continue to drive the need for tower capacity and require the construction of new towers. We also believe that many of our existing competitors, although larger and better financed than us have conducted acquisitions on terms that require that they charge more for tower usage than we will.

Employees

We do not currently have any employees.  Mr. Calabria serves us on a part time, as needed basis, but will devote as much time to the business of the company as he determines it reasonably requires (currently approximately 15 hours a week).  Mr. Calabria works for us in the field in both northern and southern California. We have recently retained an independent contractor in Oregon to assist us in tower location services.  We believe that we will be able to meet most of our needs through consultants and independent contractors as is typical within our industry.

Properties

We currently use space within offices leased by Mr. Calabria without cost to us.

Legal Proceedings

We are not party to any legal proceedings.

Internet Website

We have not yet established a website.

ITEM 1A.RISK FACTORS.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  We have discussed all known material risks below, however, we may also be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to the Business

We have virtually no financial resources. Our independent auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern

Massive Dynamics, Inc. has virtually no financial resources. We have negative working capital and a stockholders' deficit of $(20,580) at March 31, 2012. Our independent auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

We are and will continue to be completely dependent on the services of our founder and president, Donald Calabria, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our proposed business strategy is completely dependent upon the knowledge and business connections of Mr. Calabria. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Mr. Calabria or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Calabria naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Most of our competitors, which include well-known companies like American Tower and Crown Castle, have significantly greater financial and marketing resources than do we.

Many of these competitors have sophisticated management, use very inexpensive sub-contractors, are in a position to purchase materials at the lowest wholesale prices and have the ability to advertise in a wide variety of media, including specialized trade journals. We principally depend on the business contacts of our president and word of mouth. There are no assurances that our approach will be successful.

There are significant potential conflicts of interest which may result in Mr. Calabria devoting substantial portions of his time to other ventures.

Our sole officer is required to commit only a part time to our affairs and, accordingly, he may have conflicts of interest in allocating time among various business activities. In the course of other business activities, he may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

At present we only have one terminable contract.

Presently our only customer contract is a Services Agreement with Horizon Tower, LLC that is described under “Our Business – Services Agreement”.  The Services Agreement with Horizon Tower, LLC dated July 11, 2011 can be terminated on thirty days’ notice by either party.  If the Services Agreement with Horizon Tower, LLC were terminated, then our business would materially suffer.  While we have no belief that Horizon Tower, LLC would terminate an agreement it just recently entered, we are in no position to give any assurance in that regard.  While we seek other contracts with other tower operators, we cannot assure you that we will be successful in these endeavors.

We are subject to the periodic reporting requirements of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We cannot assure you that we will generate sufficient revenues from operations or from other financing sources to execute our business plan and to meet the costs of being public.

Donald Calabria, our chief executive officer, chief financial officer and principal accounting officer has limited experience managing a public company and no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Donald Calabria has limited experience managing a public company and no meaningful financial reporting education or experience. He is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals to help Mr. Calabria and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

Our internal controls will be inadequate until we hire additional personnel, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

*

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Due to our only having one officer we will be unable to segregate duties and provide for checks and balances.  Accordingly, our internal controls will be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only one director who is also our principal executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president's decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Mr. Calabria, our CEO and president, has made and will make all decisions concerning his compensation. These decisions may not be in the best interests of other investors.

There is no employment contract with Mr. Calabria at this time. Nor are there any agreements for compensation in the future. He will make all decisions about the timing and amount of his compensation until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Calabria’s decisions about his compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

The Company is selling the shares offered in this prospectus without an underwriter and may not be able to sell all or any of the shares offered herein.

The common shares are being offered on our behalf by Mr. Calabria, our CEO and president, on a best-effort basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering. Consequently, there is no guarantee that the Company, through its president, is capable of selling all, or any, of the common shares offered hereby. The sale of just a small number of shares increases the likelihood of no market ever developing for our shares.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining 70,000,000 shares of common stock from the 75,000,000 authorized.

In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.  See – “Dilution”

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management's ability to maintain control of our Company.

Our CEO and president and affiliates will own a significant portion of the outstanding shares after the completion of the offering. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

Nevada Law provides for indemnification of officers and directors at our expense and limits their liability.  These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Nevada Law contains substantial provisions for the indemnification of corporate officers and directors acting on behalf of the corporation and our Articles of Incorporation and By-Laws do not limit this right and obligation to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. Our stock is included in the OTCBB under the symbol MSSD, however, no trading market has developed..

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

We intend to apply, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (DTC) to permit our shares to trade electronically. If an issuer is not "DTC-eligible," then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company's stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a "penny stock." Rule 3a51-1 of the Exchange Act establishes the definition of a penny stock, for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

*

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*

Boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;

*

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also "Plan of Distribution-State Securities-Blue Sky Laws."

The ability of our three principal shareholders to control our business may limit or eliminate minority shareholders' ability to influence corporate affairs.

Upon the completion of this offering, and assuming that the selling shareholders sell all of the shares offered hereby, our three principal shareholders will beneficially own an aggregate of approximately 89.4% of our outstanding common stock. Because of their beneficial stock ownership, our three principal shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our three principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our three principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our three principal shareholders may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

All of our presently issued and outstanding common shares, other than the 530,000 shares included in our Registration Statement under S-1,  are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Of the presently outstanding shares of common stock (5,000,000 shares), 4,470,000 are restricted securities as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer that is not a shell company or 12 months (as is the case herein) if purchased from a reporting shell Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company's outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

4,970,000 of the 5,000,000 issued and outstanding shares of our common stock are owned by our three principal shareholders including our designated gifted shares and may be sold commencing one year from the date we ceased to be a shell company, July 13, 2012, a date one year from the date we made disclosures on Form 8-K of our ceasing to be a “shell company”. See "Market for Securities."

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, our sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None

ITEM 2.PROPERTIES.

We currently use a limited amount of space within offices maintained by our Chief Executive Officer without cost to us.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSUER PURCHASES of EQUITY SECURITIES.

Market Information

Our common stock has been included in the Over the Counter Bulletin Board under the symbol “MSSD” since April 10, 2012.  We are not aware of any trades or quotations in our stock.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended March 31 containing financial statements audited by our independent certified public accountants starting in 2013.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of June 20, 2012, we had 34 shareholders of record and 5,000,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name, although at this point we do not believe that there are any street name holders of our stock.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Operations

We were founded as a Nevada Corporation on March 15, 2011. The incorporation effort included the Company issuing 5,000,000 shares of common stock to our founders.

The Company has no plans to be acquired or to merge with any other company, nor does the Company or any of its shareholders have any plans to enter into a change of control or similar transaction.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements for the period from inception on March 15, 2011 through March 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. To maintain operations as a going concern, we are keeping day-to-day operating costs to a minimum and seeking leads for new revenue opportunities. We hope that we raise sufficient capital through operations and financing activities to dispel such concerns and qualifications.

We provide site location, permitting and other services to cellular tower operators and have signed a contract with cell tower operator Horizon Towers, LLC towards that end.  In November 2011, we realized our first revenues, $5,000, under the contract with Horizon. We reasonably anticipate that our activities and revenues under this contract will continue to expand during the 2012 calendar year.

We will aggressively pursue new customers.  We cannot give assurance that we will be successful.

Liquidity

As of March 31, 2012 we had no assets.  We had an accumulated deficit and current liabilities at March 31, 2012 of $(20,580).  As of March 31, 2011 we had no assets.  We had an accumulated deficit and current liabilities at March 31, 2011 of $(2,785). Mr. Calabria has paid expenses on our behalf to meet our obligations to date.  However, there is no binding obligation on the part of Mr. Calabria to continue to do so.  We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. These include the reporting requirements of the Exchange Act of '34. We do not anticipate that these costs will exceed $30,000 in any year. We will need to obtain funds whether from operations, financing activities or Mr. Calabria to meet these obligations and there is no assurance that we will be able to do so.  We do not have any current specific plans or commitments to raise funds through the sale of securities.  We expect substantial growth in our operating levels during the second half of calendar 2012, but cannot determine whether we will become cash neutral during that period.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09.

Amendments to Certain Recognition and Disclosure Requirements

("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855.

Subsequent Events.

ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105.

Generally Accepted Accounting Principles

As the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not believe that our business will be seasonal to any material extent, although we note that the outdoors portion of our services may be more difficult to perform during periods of inclement weather.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended March 31, 2012 and March 31, 2011, and the reports thereon of Seale & Beers, C.P.A.’s are included following the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, being Don Calabria our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, Mr. Calabria concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of March 31, 2012.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

To address the material weaknesses set forth in item (2) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will undertake to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create additional positions to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at best partially, and not fully, implemented by March 31, 2013. Additionally, we plan to again test our updated controls develop a plan to remediate our deficiencies by March 31, 2013.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

Our directors and executive officers and additional information concerning them are as follows:

NAME

AGE

POSITION(S)

Donald J. Calabria

  41

Director, Chief Executive Officer and Chief Financial Officer

Frank J. Hariton

  63

Secretary

Donald J. Calabria has been our CEO, CFO and President since our inception in March 2011.  Prior thereto, from 2006 to 2009 he was President of Gemini Consulting Group, Inc., a business consulting firm providing services to the wireless telecommunications industry including to Metro PCS, Verizon and T-Mobile.  Since 2008 he has also been the President of GMV Holdings, LLC a company engaged in providing wireless services to the hospitality industry and from 2008 to 2010 was also president and CEO of its affiliate, GMV Wireless Inc., a public corporation.  Mr. Calabria holds a BS in management from Arizona State University granted in 1993 and an MBA in management granted by Pepperdine University in 2000.

Frank J. Hariton. Mr. Hariton is an attorney in private practice in New York State.  Mr. Hariton was appointed secretary of Liberty Gold Corp., an OTCBB company (a minerals exploration company) and Selga, Inc. (an oil and gas exploration company) in April 2011.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

Due to his stock ownership, Mr. Calabria cannot be considered an independent director.

There are no family relationships among our officers and directors.

Executive Compensation

Mr. Calabria has not received any cash or other remuneration since inception. He will not receive any remuneration until the consummation of a business combination.  No remuneration of any nature has been paid for services rendered by a director in such capacity. Our sole director and principal officer intends to devote limited time to our business affairs.  Mr. Hariton will be paid legal fees, of $15,000 and 250,000 shares of common stock in connection with our Form 10 and our Form S-1, of which $5,000.00 and 250,000 shares of our stock has already been paid.  He will receive no separate compensation for acting as our secretary.  These fees are Mr. Hariton’s usual and customary fees and do not represent any compensation for serving as Secretary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us.

Because we have only one director, we do not have standing audit, compensation and corporate governance committees, or committees performing similar functions.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

The Company has not adopted a Code of Ethics and is not currently required to do so.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2012. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (1) ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)[1]	All Other Compensation ($) (i)	Total ($) (j)
Don Calabria	2012	[1]	0	0	0	0	0	0	0
President & CEO			0	0	0	0	0	0	0

[1] The officers of the company are currently considered “at-will” employees. The company has no compensation agreements with these officers; however simple compensation arrangements have been made and summarized as follows:

Don Calabria is currently under an arrangement to receive no compensation as President and CEO of the company. No other compensation arrangements have been made with Mr. Calabria at this time.

The President and CEO of the company has forgone salaries to an undetermined later date defined as some point in the future when the company is in better financial position to afford salary payments.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a)  A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)  A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c)  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2012 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded US$100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at its office listed on the cover of this report. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name and Address

     Amount and Nature of Beneficial Ownership(1)

     Percentage of Class

Donald Calabria

   3,387,500(2)

67.6%

PO Box 10789

Newport Beach, CA 92658

Alan Collier(3)

   3,387,500(2)

67.6%

1468 Heather Oaks Lane

Westlake Village, CA 91361

C2 Capital, LLC

    2,500,000 (3)

50.0%

3835-R East Thousand Oaks Blvd

#340

Westlake Village, CA 91362

Frank J. Hariton

       215,000

  4.3%

1065 Dobbs Ferry Road

White Plains, NY 10607

All officers and directors

As a group (2 persons)

    3,502,500(2)

70.1%

(1)

Except as otherwise indicated, all shares are owned directly.

(2)

Includes 2,500,000 shares owned by C2 Capital, LLC.  Messrs. Calabria and Collier are each 50% owners of C2 Capital, LLC and have shared voting and dispositive power over these shares.

(3)

Mr. Collier is an associated person at Mid-Market Securities, LLC where he holds a Series 7, Series 79, Series 63 and Series 24 license as a securities broker and principal.  Mid-Market Securities, LLC is not involved in any way with the Company or any of the matters discussed in this document. Mr. Collier’s participation involvement and ownership are personal to him and entirely unrelated to his activities to Mid-Market Securities, LLC.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Upon our incorporation in March 2011, we issued an aggregate of 5,000,000 shares of our Common Stock to Donald J. Calabria (1,125,000 shares); Allan Collier (1,125,000 shares); C2 Capital LLC (2,500,000 shares) and Frank J. Hariton (250,000 shares), for an aggregate purchase price of $5,000 paid in services. During July and August 2011, Messrs Calabria, Collier and Hariton each gifted 10,000 shares of the stock that they own to relatives and to acquaintances. Neither us nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. These shares of Common Stock were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

Director Independence

We do not believe that our sole director is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to his share ownership or employment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended March 31, 2012 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $8,000 to Seale and Beers, C.P.A.’s, our independent registered public accounting firm.

Tax Compliance Services

None

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or
-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

No other services were received or paid for to/by the Independent Auditor

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description

3.1

Articles of Incorporation, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 Commission File Number 333-176836.

3.2

By –Laws, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 Commission File Number 333-176836.

10.1

Services Agreement, between the Company and Horizon Towers, LLC, dated July 11, 2011.  Incorporated by reference to the like numbered Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2011.

10.2

Independent Contractor Agreement, dated as of November 8, 2011, with Charles White, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 Commission File Number 333-176836.

22.1

Subsidiaries: None

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSIVE DYNAMICS, INC.

June 28, 2012	By:	/s/ Don Calabria
Don Calabria
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Calabria Don Calabria	Sole Director	June 28, 2012

Massive Dynamics, Inc.
(A Development Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets:
March 31, 2012 and 2011	F-3

Statements of Operations:
For the Year Ended March 31, 2012, from Inception on March 15, 2011 through March 31, 2011, and from Inception on March 15, 2011 through March 31, 2012	F-4

Statements of Stockholders' Equity (Deficit)
From Inception on March 15, 2011 through March 31, 2012	F-5

Statements of Cash Flows:
For the Year Ended March 31, 2012, from Inception on March 15, 2011 through March 31, 2011, and from Inception on March 15, 2011 through March 31, 2012	F-6

Notes to Financial Statements:
March 31, 2012	F-7

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Massive Dynamics, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Massive Dynamics, Inc. (A Development Stage Company) as of March 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2012 and from inception on March 15, 2011 through March 31, 2011 and 2012. Massive Dynamics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massive Dynamics, Inc. (A Development Stage Company) as of March 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2012 and from inception on March 15, 2011 through March 31, 2011 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 20, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets (Audited)

	March 31,		March 31,
	2012		2011

ASSETS

Current Assets
Cash	$ -		$ -

Total Current Assets	$ -		$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 8,344		$ -
Bank Overdraft	$ 35		$ -
Loan Payable Officer	$ 12,201		$ 2,785

Total Current Liabilities	$ 20,580	$ -	$ 2,785

Stockholders' Equity (Deficit)

Common Stock, authorized 75,000,000 shares,
par value $0.001 5,000,000 issued and outstanding on
March 31, 2012 & March 31, 2011 respectively	$ 5,000		$ 5,000

Additional Paid-In Capital	$ -		-
Accumulated Deficit	$ (25,580)		$ (7,785)

Total Stockholders' Equity (Deficit)	$ (20,580)		$ (2,785)

Total Liabilities and Stockholders' Equity (Deficit)	$ -		$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (Audited)

				From Inception		From Inception
		Year Ended		on March 15, 2011		on March 15, 2011
		March 31, 2012		through Mar 31, 2011		through Mar 31, 2012

Revenue		$5,000		$0		$5,000

Total Revenue		$5,000		$0		$5,000

Expenses
General and Administrative		931		285		1,216
Professional Fees		17,614		0		17,614
Professional Fees - Related Party		4,250		7,500		11,750

Total Expenses		$22,795		$7,785		$30,580

Provision for Income Taxes		-		-		-

Net Income (Loss)	$	$ (17,795)	$	$ (7,785)	$	$ (25,580)

Basic and Diluted
(Loss) per Share		$(0.00)		(0.00)

Weighted Average
Number of Shares		5,000,000		3,235,294

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Stockholders' Equity (Deficit) from Inception on March 15, 2011 through March 31, 2012 (Audited)
				Additional Paid-In Capital	Deficit Accumulated During Development Stage
		Common Stock
	Price Per Share	Shares	Amount			Total Equity

Balance, March 15, 2011 (inception)		-	$-	$-	$-	$-

Common Shares issued to
founders for services March 21, 2011	$0.001	5,000,000	5,000			5,000

Net Income (Loss) from Inception through March 31, 2011					(7,785)	(7,785)

Balance, March 31, 2011		5,000,000	5,000	-	(7,785)	(2,785)

Net loss for the Year ending March 31, 2012					(17,795)	(17,795)

Balance, March 31, 2012		5,000,000	5,000		(25,580)	(20,580)

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows (Audited)

	Year	From Inception	From Inception
	Ended	on March 15, 2011	on March 15, 2011
	Mar 31, 2012	through Mar 31, 2011	through Mar 31, 2012

Operating Activities

Net (Loss)	$ (17,795)	$ (7,785)	$ (25,580)
Expenses Paid by a Related Party	$ 9,416	$ 2,785	$ 12,201
Accounts Payable	$ 8,344	$ -	$ 8,344
Bank Overdraft	$ 35		$ 35
Shares Issued for Services	$ -	$ 5,000	$ 5,000

Net Cash (Used) by Operating Activities	$ -	$ -	$ -

Financing Activities

Net Cash (Used) by Financing Activities

Cash, End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:

Common Stock Issued for Services	$ -	$ 5,000	$ 5,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31. On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  During the year ending March 31, 2012, the Company generated its first revenues from the business activity of providing services to communication tower operators.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company.

Use of Estimates

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2012 and March 31, 2011.

Revenue and Cost Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Service Agreement, (iii) all deliverables within any pay points of Service Agreement are completed in their entirety and (iv) collectability is reasonably assured. No revenue

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012

was received as of March 31, 2011 and five thousand dollars ($5,000) of revenue was received as of March 31,2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  The Company has no cash or cash equivalents as of March 31, 2012 and 2011.

Start-up Cost

The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15.  Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Property Policy

As of March 31, 2012 and 2011, the Company does not own or rent property.  The Company is provided office space by the President at no charge.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ending March 31, 2012 and has an accumulated deficit of $20,580 as of March 31, 2012.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so.  These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740, which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $3,915, which is calculated by multiplying a 22% estimated tax

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012

rate by the cumulative NOL of $17,795.  The total valuation allowance is a comparable $3,915.  Details are as follows:

Year ended March 31, 2012

  2012

Deferred Tax Asset

  3,915

Valuation Allowance

 (3,915)

Current Taxes Payable

     0.00

Income Tax Expense

$   0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year

Amount

Expiration

2012

$  17,795

    2032

Total NOL

$  17,795

Period from Inception March 15, 2011

through March 31, 2011

  2011

    Deferred Tax Asset

  1,712

    Valuation Allowance

 (1,712)

    Current Taxes Payable

     0.00

    Income Tax Expense

$   0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year

Amount

Expiration

2011

$  7,785

     2032

Total NOL

$  7,785

The Company has filed no income tax returns since inception.

4 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15, 2011 through March 31, 2012, the Company entered into Promissory Notes with the sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf and as of March 31, 2012 the amount owed is  $12,201 and as of March 31, 2011 the amount owed was $2,785. The notes have no stated interest and are due on demand.

The Company has a Contingent Liability to its attorney, a shareholder.  See Note 6.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 Common Shares at a par value of $0.001 per share.  No Preferred Shares have been authorized or issued. As of March 31, 2012 and 2011, there are 5,000,000 and 5,000,000 shares issued and outstanding, respectively.

On March 21, 2011, 5,000,000 Common shares were issued to three founders at par value for an equivalent of $5,000. Neither the value of the shares nor the value of the services the company received had a reliably measurable fair value that would allow us to apply ASC 505-50-30-6, so we valued the issuance of shares for services at par value.

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012

6 – CONTINGENCIES & COMMITMENTS

Pursuant to a Legal Engagement Letter dated March 8, 2011, the Company is still obligated to pay its attorney, Frank Hariton, an additional $10,000 pursuant to the following terms:  $10,000 on any sale of control in the Company.  While a sale of control is always a possibility, as of the date March 31, 2012 and 2011, it is not probable.

7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no such events have occurred.