Form 10-Q
period 2012-06-30
Massive Dynamics, Inc.
filed 2012-08-13
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54387

MASSIVE DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0836120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

527 Baypointe Dr, Newport Beach, CA 92660

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2012 there were 5,471,125 shares of common stock, $0.001 par value per share, outstanding.

MASSIVE DYNAMISC, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets (unaudited)

	June 30,	March 31,
	2012	2012

ASSETS

Current Assets
Cash	$ 2	$ (35)

Total Current Assets	$ 2	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 10,036	$ 8,344
Bank Overdraft	$ -	$ 35
Loan Payable Officer	$ 15,856	$ 12,201

Total Current Liabilities	25,892	$ 20,580

Stockholders' Equity (Deficit)

Common Stock, authorized
75,000,000 shares, par value $0.001
5,471,125 & 5,000,000 issued & outstanding on
June 30, 2012 & March 31, 2012 respectively	5,471	5,000

Additional Paid-In Capital	19,529	-
Deficit Accumulated During the Development Stage	(50,890)	$ (25,580)

Total Stockholders' Equity (Deficit)	(25,890)	$ (20,850)

Total Liabilities and Stockholders' Equity (Deficit)	$ 2	$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (unaudited)

	3-mo period	3-mo period	From Inception
	ending on	ending on	on March 15, 2011
	June 30, 2012	June 30, 2011	through June 30, 2012

Revenue	$-	$-	5,000

Expenses
General and Administrative	95	0	1,311
Professional Fees	25,215	2,626	42,829
Professional Fees - Related Party	0	2,500	11,750

Total Expenses	$25,310	$5,126	55,890

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(25,310)	$(5,126)	(50,890)

Basic and Diluted
(Loss) per Share	$(0.01)	(0.00)

Weighted Average Number of Shares	5,010,354	5,000,000

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows for period ending June 30, 2012 (unaudited)

	3-mo Period	3-mo Period	From Inception
	Ended	Ended	on March 15, 2011
	June 30, 2012	June 30, 2011	through June 30, 2012

Operating Activities

Net (Loss)	$ (25,310)	$ (5,126)	$ (50,890)
Expenses Paid by a Related Party	3,655	5,126	15,856
Accounts Payable	1,692		10,036
Shares Issued for Services	20,000		25,000

Net Cash (Used) by Operating Activities	37	-	2

Financing Activities	$ -	$ -	$ -

Cash, Beginning of Period	$ (35)	$ -	$ -

Cash, End of Period	$ 2	$ -	$ 2

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:

Common Stock Issued for Services	$ 20,000		25,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2012

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31. On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  During the year ending March 31, 2012, the Company generated its first revenues from the business activity of providing services to communication tower operators.  Interim results are not necessarily indicative of results for a full year. The information provided in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2012 and 2011.

Revenue and Cost Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Service Agreement, (iii) all deliverables within any pay points of Service Agreement are completed in their entirety and (iv) collectability is reasonably assured. Five thousand dollars ($5000) of revenue was received during the year ended March 31, 2012.  No revenue was received during the three-month period ended June 30 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  The Company has $2 of cash or cash equivalents as of June 30, 2012 and $35 bank overdraft as of March 31, 2012.

Start-up Cost

The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15.  Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Property Policy

As of June 30, 2012 and 2011 the Company does not own or rent property.  The Company is provided office space by the President at no charge.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ending June 30, 2012 and has an accumulated deficit of $50,890 as of June 30, 2012.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so. These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15, 2011 through June 30, 2012, the Company entered into Promissory Notes with the sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf and as of June 30, 2012 the amount owed is  $15,856 and as of March 31, 2012 the amount owed was $12,201. The notes have no stated interest and are due on demand.

The Company has a Contingent Liability to its attorney, a shareholder.  See Note 6.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 Common Shares at a par value of $0.001 per share.  No Preferred Shares have been authorized or issued. As of June 30, 2012 and 2011, there are 5,471,125 and 5,000,000 shares issued and outstanding, respectively.

On March 21, 2011, 5,000,000 Common shares were issued to three founders at par value for an equivalent of $5,000. Neither the value of the shares nor the value of the services the company received had a reliably measurable fair value that would allow us to apply ASC 505-50-30-6, so we valued the issuance of shares for services at par value.

On June 29, 2012 471,125 Common Shares were issued at $0.042 per share to Globex Transfer LLC for an equivalent of $20,000 for professional services rendered towards DTC filing and eligibility.

6 – CONTINGENCIES & COMMITMENTS

Pursuant to a Legal Engagement Letter dated March 8, 2011, the Company is still obligated to pay its attorney, Frank Hariton, an additional $10,000 pursuant to the following terms:  $10,000 on any sale of control in the Company. While a sale of control is always a possibility, as of June 30, 2012 and March 31, 2012, it is not probable.

7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no such events have occurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Massive Dynamics, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2012audited financial statements and related notes included in the Company’s Amended Form 10 as filed with the Securities and Exchange Commission on May 27, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Going Concern

We were formed in Nevada on March 15, 2011.  To date the Company has limited operations and revenues and consequently has incurred losses from operations.  Our independent public accounting firm has issued an opinion for us which includes a statement raising substantial doubt as to our ability to continue as a going concern.

We were a “shell company” until we entered into Services Agreement with Horizon Tower, LLC on July 11, 2011.  Accordingly, comparisons between the current period and any other period are not meaningful.

PLAN OF OPERATION

Our plan is to become a publicly traded company operating as a company providing services to the wireless communications industry.  Our operations can be at a number of levels.  However, we have filed a Registration Statement on Form S-1 for selling security holders, obtained a trading symbol and seek to raise additional capital in private offerings.  We do not have a specific timetable for these events, but expect them to be accomplished during calendar 2012.

Liquidity and Capital Resources

As of June 30, 2012 we have $2 cash on hand and had a $35 overdraft for the year ending 3/31/12. Total current liabilities have increased from $20,580 at March 31, 2012 to $25,892 as of June 30, 2012.  We are currently dependent upon cash advances from our sole officer and director Mr. Calabria, whom has no legal obligation to continue to make these cash advances.  For the period ending June 30, 2012, we incurred additional expenses of $25,310 and from inception to June 30, 2012 we have incurred total expenses of $55,890 and expenses of $5,126 as of June 30, 2011.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

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

MASSIVE DYNAMICS, INC.
(Name of Registrant)

Date: August 13, 2012	By:	/s/ Don Calabria
Name: Don Calabria
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer