Form 10-Q
period 2012-09-30
Massive Dynamics, Inc.
filed 2012-11-19
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54387

MASSIVE DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-0836120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19925 Stevens Creek Blvd. Suite 100, Cupertino, CA 95014

(Address of principal executive offices, zip code)

(408) 973-7857

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

Yes [X]     No []

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

Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2012 there were 50,000,000 shares of common stock, $0.001 par value per share, outstanding.

MASSIVE DYNAMISC, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets (unaudited)

	September 30,	March 31,
	2012	2012

ASSETS
Current Assets
Cash	$ 18,916	$ -
Short Term Loan Receivable	125,000	-

Total Current Assets	143,916	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	10,036	8,344
Bank Overdraft	-	35
Loan Payable	150,000	12,201

Total Current Liabilities	160,036	20,580

Stockholders' Equity (Deficit)

Common Stock, authorized
75,000,000 shares, par value $0.001
50,000,000 and 100,000,000 issued & outstanding
September 30, 2012 & March 31, 2012 respectively	50,000	100,000

Additional Paid-In Capital	(9,146)	(95,000)
Deficit Accumulated During the
Development Stage	(56,974)	$ (25,580)

Total Stockholders' Equity (Deficit)	(16,120)	$ (20,580)

Total Liabilities and Stockholders' Equity (Deficit)	$ 143,916	$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (unaudited)

	6-mo period	6-mo period	3-mo period	3-mo period	From Inception
	ending on	ending on	ending on	ending on	on March 15, 2011
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	through September 30, 2012

Revenue	$0	$0	$0	$0	5,000

Expenses
General and Administrative	1,179	0	1,084	0	2,395
Professional Fees	25,215	6,393	0	3,767	47,829
Professional Fees - Related Party	5,000	2,500	5,000	0	11,750

Total Expenses	$31,394	$8,893	$6,084	$3,767	61,974

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(31,394)	$(8,893)	$(6,084)	$(3,767)	(56,974)

Basic and Diluted
(Loss) per Share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average
Number of Shares	50,000,000	100,000,000	50,000,000	100,000,000

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows for period ending June 30, 2012 (unaudited)

	6-mo Period	6-mo Period	From Inception
	Ended	Ended	on March 15, 2011
	September 30, 2012	September 30, 2011	through September 30, 2012
Operating Activities
Net (Loss)	$ (31,394)	$ (8,893)	$ (56,974)

Expenses Paid by a Related Party	(12,201)	$ 8,893	-
Accounts Payable	1,692		10,036
Shares Issued for Services	20,000		25,000

Net Cash Used by Operating Activities	(21,903)	-	(21,938)

Financing Activities
Advances from 3rd Party Lender	150,000	-	150,000
Contributed Capital by Former CEO	15,854	-	15,854
Net Cash Provided by Financing Activities	165,854	-	165,854

Investing Activities
Loans under Licensing Agreement	125,000	-	125,000
Net Used by Investing Activities	125,000	-	125,000

Cash, Beginning of Period	(35)	-	-
Cash, End of Period	$ 18,916	$ -	$ 18,916

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:
Common Stock Issued for Services	$ 20,000	$ -	$ 25,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
September 30, 2012

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2012 and 2011.

Revenue and Cost Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Service Agreement, (iii) all deliverables within any pay points of Service Agreement are completed in their entirety and (iv) collectability is reasonably assured. Five thousand dollars ($5000) of revenue

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
September 30, 2012

was received during the year ended March 31, 2012.  No revenue was received during the three-month period ended September 30, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  The Company had $18,916 of cash or cash equivalents as of September 30, 2012 and $35 bank overdraft as of March 31, 2012.

Start-up Cost

The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15.  Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Property Policy

As of September 30, 2012 and 2011 the Company does not own or rent property.  The Company is provided office space by the President at no charge.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ending September 30, 2012 and has an accumulated deficit of $58,474 as of September 30, 2012.  The Company has historically relied upon its officers to fund its operations.  During the three months ender September 30, 2012 the Company was able to secure a line of credit in the amount of $250,000 to fund ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15, 2011 through June 30, 2012, the Company entered into Promissory Notes with the sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf and as of September 10, 2012 the amount owed was  $15,856 and as of March 31, 2012 the amount owed was $12,201.

On September 10, 2012 Mr. Calabria forgave the debt owed in the amount of $15,854.  The Company considers the forgiven amount to be contributed capital and has accounted for it accordingly.

Beginning on September 1, 2012, Oscar Hines, our CEO and Sole Director, began receiving $5,000 per month as compensation for his services.  At this time Mr. Hines does not have an employment agreement with the Company.

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
September 30, 2012

4 – CREDIT LINE

On September 10, 2012 the Company entered into an unsecured line of credit in the amount of $250,000 with an unaffiliated lender.  The credit line carries interest of 10% per year and all outstanding amounts thereunder become due and payable on September 10, 2013.  As of September 30, 2012 the Company had borrowed $150,000 against its credit line.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 Common Shares at a par value of $0.001 per share.  No Preferred Shares have been authorized or issued. As of September 30, 2012 and March 31, 2012, there were 50,000,000 and 100,000,000 (adjusted to reflect forward split on September 17, 2012) shares issued and outstanding, respectively.

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

Upon the change of control on September 10, 2012 the Company and its majority shareholder agreed to cancel the equivalent of 2,971,125 shares of common stock.  After the cancellation the Company had 2,500,000 shares issued and outstanding.

On September 17, 2012 the Company’s majority shareholder provided consent for a forward split of the Company’s then issued and outstanding shares of common stock in the amount of 20:1.  The forward split was effectuated through a dividend of 19 new shares for each share held as of the record date.  The effect of the forward split was an increase of 47,500,000 in the issued and outstanding shares of common stock.  At the conclusion of the forward split there were 50,000,000 shares of issued and outstanding common stock.

6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no such events have occurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Massive Dynamics, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2012 audited financial statements and related notes included in the Company’s Amended Form 10 as filed with the Securities and Exchange Commission on May 27, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

PLAN OF OPERATION

Since inception we have focused the majority of our resources on corporate development initiative designed to provide a stable foundation for long-term growth.  Upon the conclusion of our corporate development agenda we have turned our focus to locating the latest cutting edge products and technologies that are poised for commercialization.  Our strategic investments in these products and technologies will allow us the opportunity to stake early ground in emerging high-tech markets.

Liquidity and Capital Resources

As of September 30, 2012 we had $18,916 cash on hand and had a $35 overdraft for the year ending March 31, 2012. Total current liabilities have increased from $20,580 at March 31, 2012 to $160,036 as of September 30, 2012, mostly due to our borrowings under our credit line.  We are dependent upon our recently established $250,000 line of credit to finance our continuing operations.  Our operating expenses were $31,394 and $8,893 for the six months ended September 30, 2012 and 2011, respectively, with the increase primarily due a $20,000 expense related to the issuance of shares for services rendered by our transfer agent.  For the period from inception to September 30, 2012 we have incurred total expenses of $61,974 and have accrued a net loss from operations of $56,974.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012.

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

MASSIVE DYNAMICS, INC.
(Name of Registrant)

Date: November 19, 2012	By:	/s/ Oscar Hines
Name: Oscar Hines
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer