Form 10-Q
period 2012-12-31
Massive Dynamics, Inc.
filed 2013-02-13
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2013 there were 50,000,000 shares of common stock, $0.001 par value per share, outstanding.

MASSIVE DYNAMISC, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2012

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

PART I. FINANCIAL INFORMATION

Massive Dynamics, Inc. (A Development Stage Company) Balance Sheets (unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$ 28,721	$ -
Inventory	24,160
Short Term Loan Receivable	121,649	-

Total Current Assets	174,530	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	11,536	8,344
Bank Overdraft	-	35
Loan Payable	250,000	12,201
Accrued Interest on Loan Payable	5,034	-

Total Current Liabilities	266,570	20,580

Stockholders' Equity (Deficit)

Common Stock, authorized
75,000,000 shares, par value $0.001
50,000,000 and 100,000,000 issued & outstanding
December 31, 2012 & March 31, 2012 respectively	50,000	100,000

Additional Paid-In Capital	(9,146)	(95,000)
Deficit Accumulated During the Development Stage	(132,894)	$ (25,580)

Total Stockholders' Equity (Deficit)	(92,040)	$ (20,580)

Total Liabilities and Stockholders' Equity (Deficit)	$ 174,530	$ -

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Operations (unaudited)

	9-mo period	9-mo period	3-mo period	3-mo period	From Inception
	ending on	ending on	ending on	ending on	on March 15, 2011
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	through December 31, 2012

Revenue	$0	$5,000	$0	$5,000	$5,000

Expenses
General and Administrative	47,806	461	46,627	461	49,022
Professional Fees	31,974	9,680	5,259	3,287	49,588
Professional Fees - Related Party	22,500	4,250	17,500	1,750	34,250

Total Expenses	$102,280	$14,391	$69,386	$5,498	132,860

Interest Expense	(5,034)	-	(5,034)	-	(5,034)
Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(107,314)	$(9,391)	$(74,420)	$(498)	(132,894)

Basic and Diluted
(Loss) per Share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average
Number of Shares	50,000,000	100,000,000	50,000,000	100,000,000

The accompanying footnotes are an integral part of these financial statements

Massive Dynamics, Inc. (A Development Stage Company) Statements of Cash Flows for period ending June 30, 2012 (unaudited)

	9-mo Period	9-mo Period	From Inception on
	Ended	Ended	March 15, 2011 through
	December 31, 2012	December 31, 2011	December 31, 2012
Operating Activities
Net (Loss)	$ (107,314)	$ (9,391)	$ (132,894)
Inventory	$ (24,160)		$ (24,160)
Expenses Paid by a Related Party	(12,201)	$ 9,416
Accounts Payable	3,192		11,536
Shares Issued for Services	20,000		25,000
Interest Expense	5,034		5,034
Net Cash Used by Operating Activities	(115,449)	25	(115,484)

Financing Activities
Advances from 3rd Party Lender	250,000	-	250,000
Contributed Capital by Former CEO	15,854	-	15,854
Net Cash Provided by Financing Activities	265,854	-	265,854

Investing Activities
Loans under Licensing Agreement - Net of Payments	(121,649)	-	(121,649)
Net Used by Investing Activities	(121,649)	-	(121,649)

Cash, Beginning of Period	(35)	-	-
Cash, End of Period	$ 28,721	$ 25	$ 28,721

SUPPLEMENTAL DISCLOSURES
Non-Cash Activities:
Common Stock Issued for Services	$ 20,000	$ -	$ 25,000

The accompanying footnotes are an integral part of these financial statements

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
December 31, 2012

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2012 and 2011.

Revenue and Cost Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Service Agreement, (iii) all deliverables within any pay points of Service Agreement are completed in their entirety and (iv) collectability is reasonably assured. Five thousand dollars ($5000) of revenue

MASSIVE DYNAMICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
December 31, 2012

was received during the year ended March 31, 2012.  No revenue was received during the three-month period ended December 31, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  The Company had $28,721 of cash or cash equivalents as of December 31, 2012 and $35 bank overdraft as of March 31, 2012.

Inventory

The Company carries inventory at cost on a first in/first out basis.  Inventory is evaluated on a quarterly basis as to saleability.  As of December 31, 2012 and March 31, 2012, the Company held $24,160 and $0, respectively, in inventory, consisting primarily of the Company’s Telipad Units.

Start-up Cost

The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15.  Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Property Policy

As of December 31, 2012 and 2011 the Company does not own any real property.  The Company rents office space for approximately $1,027 per month under a 6-month lease agreement.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ending December 31, 2012 and has an accumulated deficit of $132,894 as of December 31, 2012.  The Company has historically relied upon its officers to fund its operations.  During the nine months ended December 31, 2012 the Company was able to secure a line of credit in the amount of $250,000 to fund ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
December 31, 2012

forgiven amount to be contributed capital and has accounted for it accordingly.

Beginning on September 1, 2012, Oscar Hines, our CEO and Sole Director, began receiving $5,000 per month as compensation for his services.  At this time Mr. Hines does not have an employment agreement with the Company.

4 – CREDIT LINE

On September 10, 2012 the Company entered into an unsecured line of credit in the amount of $250,000 with an unaffiliated lender.  The credit line carries interest of 10% per year and all outstanding amounts thereunder become due and payable on September 10, 2013.  As of December 31, 2012 the Company had borrowed $250,000 against its credit line.  On January 15, 2013 the Company and its lender mutually agreed to cancel the existing credit agreement and roll the principal and interest due in the amount of $255,034 into a new credit line not to exceed $500,000.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 Common Shares at a par value of $0.001 per share.  No Preferred Shares have been authorized or issued. As of December 31, 2012 and March 31, 2012, there were 50,000,000 and 100,000,000 (adjusted to reflect forward split on September 17, 2012) shares issued and outstanding, respectively.

On March 21, 2011, 100,000,000 Common shares were issued to three founders at par value for an equivalent of $5,000. Neither the value of the shares nor the value of the services the company received had a reliably measurable fair value that would allow us to apply ASC 505-50-30-6, so we valued the issuance of shares for services at par value.

On June 29, 2012 9,422,500 Common Shares were issued at $0.002125 per share to Globex Transfer LLC for an equivalent of $20,000 for professional services rendered towards DTC filing and eligibility.

Upon the change of control on September 10, 2012 the Company and its majority shareholder agreed to cancel the equivalent of 59,422,500 shares of common stock.  After the cancellation the Company had 50,000,000 shares issued and outstanding.

6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and other than those matters discussed below has determined that no such events have occurred.

Credit Agreement

On January 15, 2013 the Company and its lender mutually agreed to cancel the existing $250,000 credit facility and roll the principal and interest due in the amount of $255,034 into a new credit line not to exceed $500,000.  Subsequent to the creation of the new credit facility the Company has borrowed an additional $45,000.

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

Liquidity and Capital Resources

As of December 31, 2012 we had $28,721 cash on hand and had a $35 overdraft for the year ending March 31, 2012. Total current liabilities have increased from $20,580 at March 31, 2012 to $266,570 as of December 31, 2012, mostly due to our borrowings under our credit line.  We are dependent upon our recently established $500,000 line of credit to finance our continuing operations.  Our operating expenses were $107,314 and $14,391 for the nine months ended December 31, 2012 and 2011, respectively, with the increase primarily due an expense related to the issuance of shares for services rendered by our transfer agent as well as expenses related to the launch of our cellular accessories operations.  We had $5,000 in revenue for the three and nine months ending December 31, 2011.  For the period from inception to December 31, 2012 we have incurred total expenses of $137,894 and have accrued a net loss from operations of $132,894.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2012.

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

MASSIVE DYNAMICS, INC.
(Name of Registrant)

Date: February 13, 2013	By:	/s/ Oscar Hines
Name: Oscar Hines
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer