Form 10-K
period 2013-03-31
Massive Dynamics, Inc.
filed 2013-08-15
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

1057 East Henrietta Rd

Rochester, New York 14623

(Address of principal executive offices)

800-962-5650

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013: $4,913,125

The number of shares of the registrant’s common stock outstanding as of August 15, 2013: 42,475,000.

FORWARD-LOOKING STATEMENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this prospectus which is a part of our registration statement involve risks and uncertainties, including statements as to:

*our future operating results;

*our business prospects;

*any contractual arrangements and relationships with third parties;

*technological innovations in our industry;

*the dependence of our future success on the general economy;

*any possible financings; and

*the adequacy of our cash resources and working capital.

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

ITEM 1. BUSINESS.

History

Massive Dynamics, Inc. (the “Company”, “we”, “us”, “our”) was formed as a Nevada corporation on March 15, 2011. Initially we planned to be a “shell company” seeking a business combination and, in furtherance of that plan, we filed a Form 10-12G with the Securities and Exchange Commission on May 2, 2011. That Form 10-12G was amended and we are now a 12G reporting company subject to the rules of the Securities Exchange Act of 1934, as amended. On July 11, 2011, we entered into a Services Agreement (the “SA”) with Horizon Tower, LLC, a Delaware limited liability company that operates communications towers. The SA marked our ceasing to be a “shell company” and our entering into the business of providing engineering, compliance and other services to communications tower operators as well as operating our own towers and Form 10 information was included in our S-1 Registration Statement filed on September 14, 2011.

On August 20, 2012, Kylemore Corp. (“Kylemore”) purchased 4,941,125 shares (the “Control Shares”) of the Company’s common stock from its then controlling shareholders. Upon the conclusion of the acquisition the Control Shares, Kylemore became the controlling shareholder of the Company by virtue of its ownership of approximately 90% of our issued and outstanding common stock.

On April 16, 2013, we entered into an Asset Purchase Agreement with Real-View 3D (“RV3D”), a New York corporation.  Pursuant to the Asset Purchase Agreement on May 7, 2013 the Company issued 15,000,000 shares of its common stock to Jonathan J Howard, founder of (RV3D), and Kylemore Corp. agreed to return 25,000,000 shares of Common Stock to the Company for cancellation. As a result Mr. Howard became the controlling shareholder of approximately 37.5% of our issued and outstanding common stock.

With our acquisition of the assets of RV3D, we have changed the focus of our business from providing engineering and compliance to communications tower operators to 3D imaging. RV3D is an image capture product company that has developed and is committed to design, patent, manufacture and market 3D imaging Z-axis capture products for the consumer computer peripherals market.  We acquired certain 3D imaging technologies from RV3D in return for 15,000,000 restricted shares of the Company’s common stock. With this recent acquisition, our focus has changed from operating communicating towers to marketing 3D imaging and Z-axis products.

At March 31, 2013, we had a working capital deficit of $370,886 and a stockholders' deficit of $346,192. Our independent registered auditors have included an explanatory paragraph in their opinion on our financial statements for the periods from inception on March 15, 2012 through March 31, 2013 that states that this lack of resources causes substantial doubt about ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Our executive offices are located at 1057 East Henrietta Rd, Rochester, New York 14623, and our telephone number is 800-962-5250.

Our Business

With the acquisition of the assets of RV3D, we entered the 3D printing business.

We have developed technology around an imaging technology known as "structured light" that allows for the rapid capture and processing of the digital signal capture 3D images of objects or real time 3D video of a desired target. Utilizing Structured light technology, an object is first placed on a rotating stage that is marked in the edge in degrees for calibration. The subject is then rotated and an initial 360 degree texture image (picture) is taken, followed by the taking of a structured light image in the same manner. A structured light image is a calibrated grid of lines that is projected on the subject. These projected lines deviate as they fall over the subject. An image of these lines is captured. Real View 3D software can extract Z-axis data from these line deviations and a topographical map is created. To image a complete subject, the subject is rotated 360 degrees for the image and then another 360 degree rotation for capturing the structured light for the Z axis map information. The resulting Z axis map and the image are then fused into a 360 degree renderable image. This image can then be exported into many other formats for viewing.

The 3D marketplace is just emerging.  Developing 3D content is in the critical path.  Massive Dynamics will strive to be a preeminent developer of this technology for the consumer, industrial, social media and medical marketplace. Our intent is to penetrate it by developing core technology competencies and acquiring complementary technologies, thus enabling us to rapidly react and deliver a variety of products to this dynamic marketplace.

Our primary business will be to develop and market 3D scanning, capture, rendering, and printing products to the following markets: consumer, commercial, industrial, and medical.  These products will be utilized for e-commerce in developing content for online catalogs, manuals, and online stores such as E-Bay. Our product will be user friendly. We envision a one click solution for capturing. One example would be to scan and capture an item for your E-Bay store, replacing several pictures with a single renderable image enabling the viewer to utilize their mouse to scroll and position view from any desired angle. Commercial applications are graphic artists, industrial arts, web content development, and developing content for the 3D printer market as well as applications in social media. In the medical market, it would be utilized in the operating room in hospitals as well as dental office applications.  Our price points will vary from low cost solutions for the consumer marketplace to higher end products for industrial and medical applications.

We are located in a research and development center in Rochester, New York. Rochester is the headquarters of several large companies with optics and imaging technologies, such as Kodak, Xerox, Bausch & Lomb and others.  The Rochester Institute of Technology and the University of Rochester have world renowned optical engineering and medical programs from which to draw resources.

Planned Growth Strategy

We plan to develop our 3D scanning technology with a minimum cost structure and have our products in the market within six months of receiving the necessary funding of $300,000. We plan on receiving the needed funding by issuing convertible promissory notes and other sources.

We intend to develop additional products from the proceeds of our initial products.   We plan to continue to pursue this technology and develop a suite of 3D medical cameras utilized in laparoscopic surgery. We plan to use the profits from this initial product offering to continue innovations and adding to our product roadmap.  We intend on having our own branded product as well as continuing research on our innovative disposable 3D laparoscopic cancer detecting camera system.

Although there are many companies in the industry, our major competitors are Next Engine, 3D Digital Corp., and Ortery.

Employees

Mr. Jonathan J. Howard is the Chief Executive Officer and sole director of the Company. Mr. Howard will serve on an as needed basis, but may devote some of his time to other ventures. We believe we will be able to meet most of our needs through consultants and independent contractors.

Properties

Our office is located at 1057 East Henrietta Rd., Suite D3, Rochester, NY 14623. The office is 144 square feet and the monthly rent is $300.

Legal Proceedings

We are not party to any legal proceedings.

Internet Website

http://www.massivedynamicsinc.com.

ITEM 1A.RISK FACTORS.

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

Risks Related to the Business

Our independent auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have negative working capital and a stockholders' deficit of $346,192 at March 31, 2013. Our independent auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended March 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

We are and will continue to be completely dependent on the services of our founder and president, Jonathan Howard, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our proposed business strategy is completely dependent upon the knowledge and business connections of Mr. Howard. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes.

Third party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

We may not be able to protect our intellectual property rights, including our digital content, from third-party infringers or unauthorized copying, use or disclosure.

Although we defend our intellectual property rights and endeavor to combat unlicensed copying and use of our digital content and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. If our intellectual property becomes subject to piracy attacks, they may harm our business.

Additionally, we endeavor to protect the secrecy of our digital content, confidential information and trade secrets. If unauthorized disclosure of our trade secrets occurs, we could potentially lose trade secret protection. The loss of trade secret protection could make it easier for third parties to compete with our products by copying previously confidential features, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.

We face significant competition in many aspects of our business, which could cause our revenue and gross profit margins to decline. Competition could also cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

We compete for customers with a wide variety of producers of equipment for models, prototypes, other three-dimensional objects and end-use parts as well as producers of print materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, print materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and print materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, and from improvements to existing print materials and equipment technologies.

We intend to continue to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products.

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

Jonathan Howard, our chief executive officer, chief financial officer and principal accounting officer has limited experience managing a public company and no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Jonathan Howard has limited experience managing a public company and no meaningful financial reporting education or experience. He is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals to help Mr. Howard and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

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

Jonathan Howard, our CEO and president, has made and will make all decisions concerning his compensation. These decisions may not be in the best interests of other investors.

Mr. Howard does not have a written employment agreement at this time. He will make all decisions about the timing and amount of his compensation until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Howard’s decisions about his compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining shares of common stock from the 75,000,000 authorized.

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

Our CEO and president owns a significant portion of the outstanding shares of the Company. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

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

Currently, there is a limited trading market for our securities. We cannot predict how liquid the market for our common stock might become.

Our stock is quoted on the OTCQB quotation service operated by OTC Markets Group, Inc. under the symbol “MSSD”. The prices and trading volumes of stocks quoted on the OTCQB tend to be volatile. As a result, you may have difficulty selling your stock due to large swings in price or trading volume.

Our shares are eligible to be traded electronically, however, we could lose our eligibility to be electronically traded at any time, which would result in brokerage firms being unwilling to trade our shares.

We are eligible with the Depository Trust Company (DTC) to permit our shares to trade electronically. However, there is no assurance that we will maintain our DTC eligibility. If an issuer is not "DTC-eligible," then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today, means that shares of a company will not be traded. Shares of non-DTC eligible companies can be traded manually between accounts; however, this process takes days and is not a realistic option for companies relying on broker-dealers for stock transactions. As a result, if we lose our DTC eligibility, it will be more difficult and more expensive to buy or sell shares of our stock, which could affect the price and liquidity of our stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares of common stock are considered "penny stock." Rule 3a51-1 of the Exchange Act establishes the definition of a penny stock, for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

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

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our office is located at 1057 East Henrietta Rd., Suite D3, Rochester, NY 14623. The office is 144 square feet and the monthly rent is $300.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES of EQUITY SECURITIES.

Market Information

Our common stock has been included in the Over the Counter Bulletin Board under the symbol “MSSD” since April 10, 2012 and began trading on September 25, 2012.  The following table sets forth certain information as to the high and low bid quotations quoted on the OTCQB for 2012 and 2013. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Period	High	Low
First Quarter 2013	$0.52	$0.044
Fourth Quarter 2012	$1.26	$1.18
Third Quarter 2012	$1.15	1.07

The source of the above information is Yahoo Finance and OTCmarkets.com.

Holders

As of July 3, 2013, we had 23 shareholders of record and 42,475,000 common shares issued and outstanding. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	-0- (1)	$0.0001 (1)	2,525,000 (1)
Total	-0-	$0.0001	2,525,000

(1) On June 18, 2013, the Company approved its 2013 Stock Plan for Directors, Officers and Consultants (“2013 Stock Plan”). The 2013 Stock Plan authorized the issuance of 5,000,000 shares of the Company’s common stock for directors, officers, and employees (including consultants meeting the definition of “employee” under Rule 405 promulgated under the Securities Act). Pursuant to the 2013 Stock Plan, the Company registered 5,000,000 shares of its stock with the SEC on Form S-8 on June 18, 2013. The 2013 Stock Plan does not state an exercise price, and therefore, the par value of the Company’s common stock has been used. Of the 5,000,000 shares authorized under the 2013 Stock Plan, 2,475,000 have been issued.

Recent Sales of Unregistered Securities

On June 29, 2012, the Company issued 9,422,500 shares of common stock to Globex Transfer LLC for an equivalent of $20,000 for professional services rendered towards DTC filing and eligibility services.

On May 7, 2013, the Company issued 15,000,000 shares of its common stock to Jonathan J Howard for purchase of the RV3D assets.

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Operations

We were founded as a Nevada corporation on March 15, 2011. The incorporation effort included the Company issuing 100,000,000 shares (post-split equivalent) of common stock to our founders.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements for the period from inception on March 15, 2011 through March 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. To maintain operations as a going concern, we are keeping day-to-day operating costs to a minimum and seeking leads for new revenue opportunities. We hope that we raise sufficient capital through operations and financing activities to dispel such concerns and qualifications.

We have developed technology around an imaging technology known as "structured light" that allows for the rapid capture and processing of the digital signal capture 3D images of objects or real time 3D video of a desired target. Utilizing Structured light technology, an object is first placed on a rotating stage that is marked in the edge in degrees for calibration. The subject is then rotated and an initial 360 degree texture image (picture) is taken, followed by the taking of a structured light image in the same manner. A structured light image is a calibrated grid of lines that is projected on the subject. These projected lines deviate as they fall over the subject. An image of these lines is captured. Real View 3D software can extract Z-axis data from these line deviations and a topographical map is created. To image a complete subject, the subject is rotated 360 degrees for the image and then another 360 degree rotation for capturing the structured light for the Z axis map information. The resulting Z axis map and the image are then fused into a 360 degree renderable image. This image can then be exported into many other formats for viewing.

Results of Operations

Revenue

Revenue decreased from $5,000 in the fiscal year ended March 31, 2012 to $-0- in the fiscal year ended March 31, 2013. Subsequent to March 31, 2013, the Company has discontinued its tower operating business and entered into the 3D printing business. We are unsure of the revenues that the Company may generate from the 3D printing business, if any.

Expenses

Expenses of operation increased in the year ended March 31, 2013 as compared to March 31, 2012 from $22,795 to $347,908. This increase was due to the write-off of bad debt in the amount of $121,649, an increase in office and general expenses from $931 to $71,550, website design cost of $45,900, and an increase in professional fees. The increase in expenses is due to the shift in the focus of the Company from providing engineering and compliance to communications tower operators to 3D imaging. The Company also incurred interest expense of $13,558 in 2013 versus $-0- in interest expense in 2012.

Net Loss

Our net loss increased from $17,795 in 2012 to $361,466 for the fiscal year ended March 31, 2013. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of March 31, 2013, we had total assets of $53,402, including liquid assets of $28,708. As of March 31, 2012, we had no assets. We had an accumulated deficit of $387,046 and current liabilities of $399,594 at March 31, 2013.  We had an accumulated deficit of $25,580 and current liabilities of $20,580 at March 31, 2012.

We have an agreement with Infinite Funding, Inc. (“Infinite”) whereby we can borrow up to $500,000 by putting promissory notes to Infinite. At March 31, 2013, we had borrowed $365,000 under this agreement. These loans have a maturity of one year and carry an interest rate of 10% per year.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

Generally Accepted Accounting Principles

In June 2009, the FASB issued guidance now codified as ASC 10 as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended March 31, 2013 and March 31, 2012, and the reports thereon of Seale & Beers, CPAs, are included following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our CEO concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of March 31, 2013.

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

We anticipate that these initiatives will be at best partially, and not fully, implemented by March 31, 2014. Additionally, we plan to again test our updated controls develop a plan to remediate our deficiencies by March 31, 2014.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The name, address, age and position of our Chief Executive Officer and sole director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Jonathan Jay Howard		Chief Executive Officer
1057 East Henrietta Road, Suite D3 Rochester, NY 14623	59	Principal Financial Officer and Sole Director

Don Calabria was the Company’s sole officer and director at the inception of the Company until August 31, 2012. Oscar Hines was the sole officer and director from August 31, 2012 until April 25, 2013.

On April 25, 2013, our Board of Directors appointed Jonathan Jay Howard to serve as CEO, President and sole director of the Board of Directors.

Jonathan Jay Howard has been our CEO, CFO, and sole director since April 25, 2013. Prior thereto, from 2007 to 2013 he was President and founder of Real View 3D. Mr. Howard has over twenty years’ experience managing technology products, mostly in consumer electronics and communications. Mr. Howard has vast experience in strategic and tactical product planning and marketing; working for companies such as, Intel, Compaq, AMD, Apple, and Cisco.   While working for the leading Silicon Valley companies he developed advanced product strategies as well as managed day-to-day responsibilities of product management.   He held a top-secret security clearance while serving in the United States Air Force as a communications technician.

Due to his stock ownership and status as our CEO and only officer and director, Mr. Howard cannot be considered an independent director.

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

We do not have a code of ethics that covers our directors, officers, and employees. We believe that the promulgation of a code of ethics is unnecessary due to the Company’s small size and current corporate governance.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2013. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Don Calabria President & CEO	2013	0	0	0	0	0	0	0	0
	2012	0
Oscar Hines President & CEO	2013	$37,500	0	0	0	0	0	0	$37,500 0
	2012	0
Jonathan Jay Howard President & CEO	2013	$10,000	0	0	0	0	0	0	$10,000 0
	2012	0

None of the above officers has or had a written employment agreement. Don Calabria was the Company’s sole officer and director at the inception of the Company until August 31, 2012. Oscar Hines was the sole officer and director from August 31, 2012 until April 25, 2013.On April 25, 2013, Jonathan Jay Howard was appointed as CEO, President and sole director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2013 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded US$100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at its office listed on the cover of this report. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)

Jonathan Jay Howard 150 Topsail Dr Boulder City, NV	15,000,000	35.31%
Kylemore Corp. Edificio Brasilia Praca Mouzinho De Albuquerque, 113-5 Andar, Porto, 4100-359	14,400,000	32.96%

All officers and directors as a group (total of 1)	15,000,000	35.31%

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2013.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Pursuant to the RV3D Asset Purchase Agreement, on May 7, 2013, the Company issued 15,000,000 shares of its common stock to Jonathan Jay Howard. In connection with this transaction, Mr. Hoard became our CEO and sole director.

Director Independence

We do not believe that our sole director is considered “independent”. For purposes of this determination, we used the definition of independent director set forth by the NASDAQ Stock Market, which is not applicable to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended March 31, 2012 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $13,000 to Seale and Beers, CPAs, our independent registered public accounting firm.

We did not pay our independent registered public accounting firm any fees for tax compliance assurance or other non-audit services during the fiscal year ended March 31, 2013.

All services provided by our independent registered public accounting firm were approved by our sole director.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10 filed on May 2, 2011)

3.2

By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form 10 filed on May 2, 2011

10.1

Services Agreement between the Company and Horizon Towers, LLC, dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to the Form 10 filed on May 2, 2011.

10.2

Independent Contractor Agreement dated as of November 8, 2011 with Charles White (incorporated by reference to Exhibit 10.2 filed to the Form S-1/A filed on November 21, 2011.

10.3

Asset Purchase Agreement dated April 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 8. 2013

10.4

Master Credit Agreement with Infinite Funding, Inc.

31.1

Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSIVE DYNAMICS, INC.

August 15, 2013	By:	/s/ Jonathan Jay Howard
Jonathan Jay Howard
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Jay Howard Jonathan Jay Howard	Sole Director	August 15, 2013

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

Audited

BALANCE SHEETS 25

STATEMENTS OF OPERATIONS 26

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) 27

STATEMENTS OF CASH FLOWS 28

NOTES TO AUDITED FINANCIAL STATEMENTS 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Massive Dynamics, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Massive Dynamics, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2013 and since inception on March 15, 2011 through March 31, 2013. Massive Dynamics, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Massive Dynamics, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2013 and since inception on March 15, 2011 through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 14, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
BALANCE SHEETS
Audited

	March 31, 2013	March 31, 2012

ASSETS

CURRENT ASSETS
Cash	$5,862	$-
Inventory	22,846	-
TOTAL CURRENT ASSETS	$28,708	$-

FIXED ASSETS
Plant & Machinery, net of $706 depreciation	24,694	-
TOTAL FIXED ASSETS	$24,694	$-

TOTAL ASSETS	$53,402	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,036	$8,344
Bank overdraft	-	35
Loan payable	365,000	-
Loan payable - Officer	-	12,201
Accrued interest on loan payable	13,558	-
TOTAL CURRENT LIABILITIES	$399,594	$20,580

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and
Outstanding 50,000,000 shares at March 31, 2013 & 100,000, at March 31, 2012	$50,000	$100,000
Additional Paid in Capital	(9,146)	(95,000)
Deficit accumulated during the development stage	(387,046)	(25,580)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(346,192)	$(20,580)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$53,402	$-

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(March 15, 2011) to
	March 31, 2013	March 31, 2012	March 31, 2013
REVENUE

Revenue	$-	$5,000	$5,000
Total Revenue	$-	$5,000	$5,000

EXPENSES
Inventory abandonment	$26,955	$-	$26,955
Bad Debt	121,649	-	121,649
Office and general	71,550	931	72,765
Impairment of website costs	45,900	-	45,900
Depreciation	706	-	706
Professional fees	43,649	17,614	61,263
Professional fees - related party	37,500	4,250	49,250
Total Expenses	$347,908	$22,795	$378,488

Interest expense	13,558	-	13,558
Provision for income taxes	-	-	-

NET LOSS	$(361,466)	$(17,795)	$(387,046)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,076,281	100,000,000

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc. (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) From inception (March 15, 2011) to March 31, 2013 Audited

	Common Stock		Additional	Deficit accumulated during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance on inception, March 15, 2011	-	$-	$-	$-	$-

Founder's shares issued for services at
$0.00005 per share on March 21, 2011	100,000,000	100,000	(95,000)	-	5,000

Net loss for the period from inception
to March 31, 2011	-	-	-	(7,785)	(7,785)

Balance, March 31, 2011	100,000,000	$100,000	$(95,000)	$(7,785)	$(2,785)
Net loss for the year ended
March 31, 2012	-	-	-	(17,795)	(17,795)

Balance, March 31, 2012	100,000,000	$100,000	$(95,000)	$(25,580)	$(20,580)
Common shares issued for services on
June 29, 2012, at $0.002125 per share	9,422,500	9,422	10,578	-	20,000

Common shares cancelled on
September 10, 2012	(59,422,500)	(59,422)	59,422	-	-

Contributed capital by former CEO		-	15,854	-	15,854

Net loss for the year ended
March 31, 2013	-	-	-	(361,466)	(361,466)

Balance, March 31, 2013	50,000,000	$50,000	$(9,146)	$(387,046)	$(346,192)

On September 17, 2012 the company had a 20:1 forward split, which has been retrospectively reflected above
The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Audited
			March 15, 2011
	Year ended	Year ended	(date of inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
OPERATING ACTIVITIES
Changes in:
Net loss	$(361,466)	$(17,795)	$(387,046)
Inventory	(22,846)	-	(22,846)
Bad Debt	121,649	-	121,649
Expenses paid by a related party	(12,201)	9,416	-
Accounts payable	12,692	8,344	21,036
Bank overdraft	(35)	35
Shares issued for services	20,000	-	25,000
Depreciation	706	-	706
Accrued Interest	13,558	-	13,558

NET CASH PROVIDED USED BY OPERATING ACTIVITIES	$(227,943)	$-	$(227,943)

FINANCING ACTIVITIES
Advances from 3rd party lender	365,000	-	365,000
Capital contributed by former CEO	15,854	-	15,854
NET CASH PROVIDED BY FINANCING ACTIVITIES	$380,854	$-	$380,854

INVESTING ACTIVITIES
Loans under licensing agreements - Net of payments	(121,649)	-	(121,649)
Fixed assets	(25,400)	-	(25,400)
NET USED BY INVESTING ACTIVITIES	$(147,049)	$-	$(147,049)

NET INCREASE (DECREASE) IN CASH	$5,862	$-	$5,862

CASH, BEGINNING OF PERIOD	$-	$-	$-

CASH, END OF PERIOD	$5,862	$-	$5,862

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Common stock issued for services	$20,000	$-	$25,000

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

March 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Massive Dynamics, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 15, 2011.  The Company changed its fiscal year ending to be on March 31. On July 11, 2011, the Company entered into a services agreement with a communications tower operator and ceased to be a shell company.  During the year ending March 31, 2012, the Company started generating its first revenues from the business activity of providing services to communication tower operators.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Loan Receivable

A loan receivable of $121,649 was written-off as uncollectible. The loan was for a development project that in the event never worked correctly and the Company decided not to invest any more resources in the project.

Advertising
Advertising costs are expensed as incurred. As of March 31, 2013, $25,169 advertising costs have been incurred. And at March 31, 2012 no such cost had been incurred.

Property
The Company does not own or rent any property. The office space was rented for the six months from October 1, 2012 through March 31, 2013 at approximately $1,027 per month.

Fixed Assets

The website design costs of $45,900 at March 31, 2013 (March 31, 2012 $0) have been fully impaired as the Company's management will be redeveloping the site to reflect the new product focus. The $25,400 at March 31, 2013 (March 31, 2012 $0) value of 3D printers has been depreciated at 33.34% for the one month since their purchase, a rate that reflects the 3-year useful life of the assets

Inventory
The Company carries inventory at cost on a first in/first out basis. Inventory is evaluated on a quarterly basis as to its ability to be sold.

1,000 Battery Chargers were purchased on January 24, 2013 for $17,565 and separately packaged for a cost of $8,075, for a per unit cost of $25.64.  At March 31, 2013 there were 891 units with a value of $22,846 (March 31, 2012 $0). There were Telepads, at March 31, 2013, valued at $26,955, which were written off as Inventory Abandonment, they being part of a discontinued project.

Revenue and Cost Recognition

The Company had no source of revenue in the year to March 31, 2013, though in the previous year there was $5,000 of revenue. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. As of March 31, 2013 and 2012, the Company had cash on hand in the amount of $5,682 and $0, respectively.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ending March 31, 2013 and has an accumulated deficit of $387,046 as of March 31, 2013.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so.  These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 – THIRD PARTY LOAN PAYABLE

The Company signed, on January 15, 2013 a credit agreement with a third party lender whereby the Company may borrow an amount up to $500,000, repayable one year after the date of the advance, at a 10% rate of interest. As at March 31, 2013, the Company had borrowed $365,000.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 6 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
On March 31, 2013, the Company had 50,000,000 common shares issued and outstanding and on March 31, 2012 100,000,000 .
On March 21, 2011, 100,000,000 Common shares were issued to three founders at $0.00005 for an equivalent of $5,000 in services.

On June 29, 2012, 9,422,500 Common shares were issued for services at $0.002125 per share to Globex Transfer LLC for an equivalent of $20,000 for professional services rendered towards DTC filing and eligibility.

Upon the change of control on September 10, 2012, the Company and its majority shareholder agreed to cancel 59,422,500 shares of common stock.
On September 17, 2012, the Company affected a 20:1 Forward Split. This split has been retroactively reflected throughout.
As of March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15, 2011 through September 10, 2012, the Company entered into Promissory Notes with the original sole officer of the Company, Donald Calabria.  The Notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf and as of March 31, 2012 the amount owed was $12,201. On September 10, 2012, Mr. Calabria forgave the debt owed in the amount of $15,854.  The Company considers the forgiven amount to be contributed capital and has accounted for it accordingly.

NOTE 8 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2013 and 2012 are as follows:
	March 31, 2013	March 31, 2012

Net operating loss carry forward	387,046	17,795
Effective Tax rate	35%	35%
Deferred Tax Assets	135,466	6,228
Less: Valuation Allowance	(135,466)	(6,228)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that the following events require to be disclosed:

On April 16, 2013, the company entered into an Asset Purchase Agreement with Real-View 3D.  The Company acquired certain 3D technologies in return for 15,000,000 restricted shares of the Company, which it issued on May 7, 2013 to Mr. Jonathon J Howard. Upon conclusion of this Asset Acquisition the Company's largest shareholder, Kylemore Corp., agreed to return 25,000,000 common shares for cancellation.

On April 25, 2013, Mr. Oscar Hines resigned as CEO, and Mr. Jonathan J Howard was appointed President and CEO, and Chairman of the Board.
On June 14, 2013, the Board approved granting 2,475,000 shares of common stock to various Company employees and advisors.