Form 10-K/A
period 2013-03-31
Massive Dynamics, Inc.
filed 2013-08-19
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on August 15, 2013, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.3

Asset Purchase Agreement dated April 16, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 8, 2013

10.4

Master Credit Agreement with Infinite Funding, Inc. (incorporated by reference to Exhibit 10.4 to the Form 10-K filed August 15, 2013)

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

MASSIVE DYNAMICS, INC.

August 19, 2013	By:	/s/ Jonathan Jay Howard
Jonathan Jay Howard
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Jay Howard Jonathan Jay Howard	Sole Director	August 19, 2013

4