Form 10-Q
period 2013-06-30
Massive Dynamics, Inc.
filed 2013-08-22
CIK 1519534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 000-51465

 Massive Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	4812	45-0836120
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

1057 East Henrietta Rd

Rochester, New York 14623

(Address of principal executive offices)

 800-962-5650

(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

As of August 22, 2013, there were 42,475,000 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
June 30, 2013
Unaudited

CONDENSED BALANCE SHEETS 5

CONDENSED STATEMENTS OF OPERATIONS 6

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) 7

CONDENSED STATEMENTS OF CASH FLOWS 8

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS 9

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	June 30, 2013	March 31, 2013

ASSETS

CURRENT ASSETS
Cash	$21,328	$5,862
Prepaid expenses	510,254	-
Inventory	22,845	22,846
TOTAL CURRENT ASSETS	$554,427	$28,707

FIXED ASSETS
Plant & Machinery, net of $2,822 depreciation	22,578	24,694
TOTAL FIXED ASSETS	$22,578	$24,694

TOTAL ASSETS	$577,005	$53,402

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,564	$21,036
Loan payable	435,000	365,000
Accrued interest on loan payable	23,745	13,558
TOTAL CURRENT LIABILITIES	$477,309	$399,594

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
42,475,000 shares at June 30, 2013 & 50,000,000 at March 31, 2013	$42,475	$50,000
Additional Paid in Capital	5,042,129	(9,146)
Deficit accumulated during the development stage	(4,984,908)	(387,046)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$99,696	$(346,192)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$577,005	$53,402

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
			From inception
	3 months ended	3 months ended	(March 15, 2011) to
	June 30, 2013	June 30, 2012	June 30, 2013
REVENUE

Revenue	$-	$-	$5,000
Total Revenue	$-	$-	$5,000

EXPENSES
Inventory abandonment	$-	$-	$26,955
Amortization of cost of share issue for services	108,496	-	108,496
Bad Debt	-	-	121,649
Office and general	43,062	95	115,827
Impairment of website costs	-	-	45,900
Research & Development	4,425,000		4,425,000
Depreciation	2,117	-	2,822
Professional fees	9,000	25,215	70,263
Professional fees - related party	-	-	49,250
Total Expenses	$4,587,675	$25,310	$4,966,162

Interest expense	10,188	-	23,745
Provision for income taxes	-	-	-

NET LOSS	$(4,597,862)	$(25,310)	$(4,984,908)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,110,714	100,207,088

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 15, 2011) to June 30, 2013
Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance on inception, March 15, 2011	-	$-	$-	$-	$-

Founder's shares issued for services at
$0.00005 per share on March 21, 2011	100,000,000	100,000	(95,000)	-	5,000

Net loss for the period from inception
to March 31, 2011	-	-	-	(7,785)	(7,785)

Balance, March 31, 2011	100,000,000	$100,000	$(95,000)	$(7,785)	$(2,785)
Net loss for the year ended
March 31, 2012	-	-	-	(17,795)	(17,795)

Balance, March 31, 2012	100,000,000	$100,000	$(95,000)	$(25,580)	$(20,580)
Common shares issued for services on
June 29, 2012, at $0.002125 per share	9,422,500	9,422	10,578	-	20,000

Common shares cancelled on
September 10, 2012	(59,422,500)	(59,422)	59,422	-	-

Contributed capital by former CEO		-	15,854	-	15,854

Net loss for the year ended
March 31, 2013				(361,466)	(361,466)

Balance, March 31, 2013	50,000,000	$50,000	$(9,146)	$(387,046)	$(346,192)
Common shares issued for asset, on
April 16, 2013, at $0.295 per share	15,000,000	15,000	4,410,000		4,425,000

Founder's shares cancelled on
April 16, 2013	(25,000,000)	(25,000)	25,000		-

Common shares issued for services, on
June 14, 2013, at $0.25 per share	2,475,000	2,475	616,275		618,750

Net loss for the period ended
June 30, 2013	-	-	-	(4,597,862)	(4,597,862)

Balance, June 30, 2013	42,475,000	$42,475	$5,042,129	$(4,984,908)	$99,696

On September 17, 2012 the company had a 20:1 forward split, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			March 15, 2011
	3 months ended	3 months ended	(date of inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES
Changes in:
Net loss	$(4,597,862)	$(25,310)	$(4,984,908)
Inventory	-	-	(22,846)
Bad Debt	-	-	121,649
Expenses paid by a related party	-	3,655	-
Accounts payable	(2,472)	1,692	18,564
Non-cash Research & Development costs	4,425,000	-	4,425,000
Shares issued for services	108,496	20,000	133,496
Depreciation	2,117	-	2,823
Accrued Interest	10,188	-	23,745

NET CASH PROVIDED USED BY OPERATING ACTIVITIES	$(54,534)	$37	$(282,477)

FINANCING ACTIVITIES
Advances from 3rd party lender	70,000	-	435,000
Capital contributed by former CEO	-	-	15,854
NET CASH PROVIDED BY FINANCING ACTIVITIES	$70,000	$-	$450,854

INVESTING ACTIVITIES
Loans under licensing agreements - Net of payments	-	-	(121,648)
Fixed assets	-	-	(25,400)
NET USED BY INVESTING ACTIVITIES	$-	$-	$(147,048)

NET INCREASE (DECREASE) IN CASH	$15,466	$37	$21,328

CASH, BEGINNING OF PERIOD	$5,862	$(35)	$-

CASH, END OF PERIOD	$21,328	$2	$21,328

Supplemental cash flow information and noncash financing activities:

Common stock issued for Research & Development	$4,425,000	$-	$4,425,000

Common stock issued for services	$618,750	$20,000	$643,750

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

MASSIVE DYNAMICS, Inc.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

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

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Advertising

Advertising costs are expensed as incurred.  As of June 30, 2013, advertising costs of $35,800 have been incurred. At March 31, 2012, $25,169 had been incurred.

Property

The Company does not own or rent any property.  The Company rented office space for the six months from October 1, 2012 through June 30, 2013 at approximately $1,027 per month. The rental agreement was cancelled in June 2013, resulting in a rent expense of $3,081 for the 3 months ended June 30, 2013.

Fixed Assets

The cost value of the Company’s 3D printers is $25,400 and has been depreciated at 33.34% per year, a rate that reflects the 3-year useful life of the assets. The value of these assets at June 30, 2013 is $22,578.  At March 31, 2013, this value was $24,694.

Inventory

The Company carries inventory at cost on a first in/first out basis.  Inventory is evaluated on a quarterly basis as to salability. On January 24, 2013, the Company purchased 1,000 battery chargers for $17,565 and separately packaged for a cost of $8,075, for a per unit cost of $25.64.  At June 30, 2013, there were 891 units with a value of $22,846. The value of these units at March 31, 2013 was $22,846.

Stock Issued for Services

On June 14, 2013 the Company issued 2,475,000 shares to various Company advisors at $0.25 per share for a total of $618,750.  The agreements with these advisors provide that the services are to be rendered over the course of 6 months (except for one agreement, which has a term of 4 months). As a result, the cost has been amortized over 6 months, with $108,496 being amortized in the 3 months to June 30, 2013.

Research & Development

During the quarter ended June 30, 2013, the Company purchased a prototype 3D scanner and camera for 15,000,000 restricted common shares valued at $0.295 per share for $4,425,000. As there is no additional use to the prototype other than the research that it is currently being used for, the full cost has been expensed in the quarter to June 30, 2013.

Revenue and Cost Recognition

The Company had no source of revenue in the period to June 30, 2013, though in a previous year there was $5,000 of revenue. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents. As of June 30, 2013, the Company had cash on hand in the amount of $21,328. At March 30, 2013, the Company had cash in hand of $5,682.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ending June 30, 2013 and has an accumulated deficit of $4,984,908 as of June 30, 2013.  The Company has relied upon its officers to fund its ongoing operations to date, and expects to continue to do so.  These factors raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The Company’s officers intend on borrowing money, restructuring debt, reducing or delaying expenditures and/or increasing ownership equity to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - THIRD PARTY LOAN PAYBLE

On January 15, 2013, the Company signed a credit agreement with a third party lender whereby the Company may borrow an amount up to $500,000, repayable one year after the date of the advance, at a 10% rate of interest. At June 30, 2013 and March 31, 2013 the Company had borrowed $435,000 and $365,000 respectively.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 6 – CAPITAL STOCK

The Company’s total authorized stock is 75,000,000 shares of common stock with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On June 30, 2013, the Company had 42,475,000 shares of common stock issued and outstanding. On March 31, 2013, the Company had 50,000,000 shares of common stock issued and outstanding.

On March 21, 2011, 100,000,000 shares of common stock were issued to three founders at $0.00005 for an equivalent of $5,000 in services.

On June 29, 2012, 9,422,500 shares of common stock to Globex Transfer for professional services rendered towards DTC filing and eligibility.  These shares were issued for an equivalent of $20,000 of services at $0.002125 per share.

Upon the change of control on September 10, 2012, the Company and its majority shareholder agreed to cancel 59,422,500 shares of common stock.

On September 17, 2012, the Company effected a 20:1 forward stock split.  This split has been retroactively reflected throughout.

On April 16, 2013 the Company issued 15,000,000 restricted shares of the Company at $0.295 per share to Mr. Jonathan J Howard, to acquire certain prototype 3D technologies. Upon conclusion of this purchase, the Company's largest shareholder, Kylemore Corp., agreed to return 25,000,000 common shares for cancellation.

On June 14, 2013, the Company issued 2,475,000 shares to various Company advisors for services, at $0.25 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from inception on March 15, 2011 through September 10, 2012, the Company entered into promissory notes with the original sole officer of the Company, Donald Calabria.  The notes are for reimbursement of payments made by Mr. Calabria on the Company’s behalf. As of March 31, 2012 the amount owed to Mr. Calabria was $12,201. On September 10, 2012, Mr. Calabria forgave the debt owed in the amount of $15,854.  The Company considers the forgiven amount to be contributed capital and has accounted for it accordingly.

NOTE 8 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740, Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	March 31, 2013
Net operating loss carry forward	4,984,908	387,046
Effective Tax rate	35%	35%
Deferred Tax Assets	1,744,718	135,466
Less: Valuation Allowance	(1,744,718)	(135,466)
Net deferred tax asset	$ 0	$ 0.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Massive Dynamics, Inc., on Form 10-Q contains forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

*our future operating results;

*our business prospects;

*any contractual arrangements and relationships with third parties;

*technological innovations in our industry;

*the dependence of our future success on the general economy;

*any possible financings; and

*the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe, "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

Operations

We were founded as a Nevada corporation on March 15, 2011. The incorporation effort included the Company issuing 100,000,000 shares (post-split equivalent) of common stock to our founders.

The Company was previously engaged in the business of providing services to cellular phone tower companies. The Company then changed its business focus to selling cellular phone accessories. On April 16, 2013, we purchased certain a printer prototype 3D scanner and camera valued at $15,000 for 15,000,000 restricted common shares from RV3D, LLC (“RV3D”), a company owned by our CEO, Jonathan Jay Howard. As a result of this transaction, Mr. Howard was named CEO of the Company and we entered the 3D imaging technology business.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements for the period from inception on March 15, 2011 through June 30, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. To maintain operations as a going concern, we are keeping day-to-day operating costs to a minimum and seeking leads for new revenue opportunities. We hope that we can raise sufficient capital through operations and financing activities to dispel such concerns and qualifications.

We have developed technology around an imaging technology known as "structured light" that allows for the rapid capture and processing of the digital signal capture 3D images of objects or real time 3D video of a desired target. Utilizing structured light technology, an object is first placed on a rotating stage that is marked in the edge in degrees for calibration. The subject is then rotated and an initial 360 degree texture image (picture) is taken, followed by the taking of a structured light image in the same manner. A structured light image is a calibrated grid of lines that is projected on the subject. These projected lines deviate as they fall over the subject. An image of these lines is captured. Real View 3D software can extract Z-axis data from these line deviations and a topographical map is created. To image a complete subject, the subject is rotated 360 degrees for the image and then another 360 degree rotation for capturing the structured light for the Z axis map information. The resulting Z-axis map and the image are then fused into a 360 degree renderable image. This image can then be exported into many other formats for viewing.

Results of Operations

Revenue

Revenue was $0 for the three months ended June 30, 2013 and June 30, 2012.  The Company has discontinued its prior business of operating cellular phone towers and entered into the 3D imaging business. We are unsure of the revenues that we may generate from the 3D imaging business, if any.

Expenses

Expenses of operation increased to $4,597,862 in the three months ended June 30, 2013. In June 30, 2012, our operating expenses were $25,310. The greatest factor in this increase was the purchase of the RV3D assets which have been classified as a research and development expense.

Net Loss

Our net loss for the three months ended June 30, 2013 was $4,567,862. For the quarter ended June 30, 2012, our net loss was $25,310. The greatest factor in this increase was the purchase of the RV3D assets which have been classified as a research and development expense for the quarter ended June 30, 2013.

Liquidity

As of June 30, 2013, we had cash of $21,328, compared to cash of $5,862 for the quarter ended March 31, 2013.

We have an agreement with Infinite Funding, Inc. (“Infinite”) whereby we can borrow up to $500,000 by putting promissory notes to Infinite. At June 30, 2013, we had borrowed $435,000 under this agreement. These loans have a maturity of one year and carry an interest rate of 10% per year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. . Based upon the evaluation by our principal executive and principal financial officer, of those controls and procedures, performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective due to our over reliance on consultants in our accounting and financial statement closing processes.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings. From time to time in the future, we may be party to various legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K filed with the Commission on August 15, 2013, which risk factors are incorporated by reference herein. Investors are encouraged to read and review the risk factors included in the Form 10-K prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2013, the Company issued 15,000,000 restricted shares of the Company to Mr. Jonathan J. Howard to acquire the RV3D assets.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.

Description

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10 filed on May 2, 2011)

3.2

By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form 10 filed on May 2, 2011)

10.1

Services Agreement between the Company and Horizon Towers, LLC, dated July 11, 2011 (incorporated by reference to Exhibit 10.1 of our Form 10 filed on May 2, 2011)

10.2

Independent Contractor Agreement dated as of November 8, 2011 with Charles White (incorporated by reference to Exhibit 10.2 of our Form S-1/A filed on November 21, 2011)

10.3

Asset Purchase Agreement dated April 16, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 8, 2013)

10.4

Master Credit Agreement with Infinite Funding, Inc. (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on August 15, 2013)

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

Massive Dynamics, Inc.

Date: August 22, 2013	By:	/s/ Jonathan Jay Howard
Jonathan Jay Howard
Chief Executive Officer, Chief Financial Officer, and sole director (Principal Executive Officer and Principal Financial Officer)